Form 10QSB
period 1998-09-30
SKYLYNX COMMUNICATIONS INC
filed 1998-11-20
CIK 1059620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: September 30, 1998            Commission File Number: 0-24687
                   ------------------                                    -------


                          SkyLynx Communications, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                       84-1360029
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                   103 Sarasota Quay, Sarasota, Florida 34236
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (941) 366-4747
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes __X__ No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.001 par value                     9,531,186
------------------------------                    ---------
           Class               Number of shares outstanding at November 12, 1998


--------------------------------------------------------------------------------
                     This document is comprised of 15 pages.

FORM 10-QSB
3RD QUARTER

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed, consolidated balance sheet as of
         September 30, 1998 (Unaudited).............................         3

     Condensed, consolidated statements of operations -
         Three and nine months ended September 30, 1998
         and 1997, and September 23, 1996, (inception)
         through September 30, 1998 (Unaudited).....................         4

     Condensed, consolidated statements of cash flows -
           Nine months ended September 30, 1998 and 1997,
           and  September  23,  1996  (inception)
           through September 30, 1998 (Unaudited)...................         6
     Notes to condensed, consolidated financial statements
           (Unaudited)..............................................         7

     Item 2.  Plan of operation.....................................        11


PART II - OTHER INFORMATION.........................................        13

     Item 1.  Legal Proceedings
     Item 2.  Changes In Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters To A Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures.....................................................        15


     * The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                          SKYLYNX COMMUNICATIONS, INC.
                          (A Development Stage Company)

                      Condensed, Consolidated Balance Sheet
                                   (Unaudited)
                               September 30, 1998

                                     ASSETS

Cash............................................................... $   892,516
Inventory..........................................................     318,952
Due from employees.................................................      18,492
Deposits and prepaid expenses......................................      28,644
Construction in progress...........................................     856,394
Property and equipment, less accumulated depreciation of $37,470...     677,783
Organization costs, less accumulated amortization of $625..........       1,875
                                                                    -----------
                                                       TOTAL ASSETS $ 2,794,656
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accounts payable................................................ $    90,155
   Accrued payroll taxes...........................................      43,188
                                                                    -----------
                                                  TOTAL LIABILITIES     133,343
                                                                    ===========

SHAREHOLDERS' EQUITY (Note E)
   Preferred stock, $.01 par value, 50,000,000 shares authorized,
      886,650 shares issued and outstanding........................       8,867
   Common stock, $.001 par value, 150,000,000 shares authorized,
      9,531,186 shares issued and outstanding......................       9,531
   Additional paid-in capital......................................   5,116,026
   Deficit accumulated during development stage....................  (2,473,111)
                                                                    -----------
                                         TOTAL SHAREHOLDERS' EQUITY   2,661,313
                                                                    -----------
                                                                    $ 2,794,656
                                                                    ===========

     See accompanying notes to condensed, consolidated financial statements

                          SKYLYNX COMMUNICATIONS, INC.
                          (A Development Stage Company)

                Condensed, Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                       September
                                                                                                        23, 1996
                                                 Three months ended           Nine months ended       (Inception)
                                                     September 30,               September 30,          through
                                               -----------------------      ----------------------    September 30,
                                                  1998          1997          1998          1997          1998
                                               ---------      --------      ---------     --------     ---------
REVENUES...............................      $     1,124      $      -    $     1,124     $      -   $     1,124

COSTS AND EXPENSES
 Consulting, related parties
   (Note B)............................          716,897         8,938        716,897        8,938       725,835
 Consulting, other.....................           32,000             -        120,569            -       120,569
 General and administrative............          447,436             -      1,097,750            -     1,097,750
 Depreciation and
   amortization........................           12,615             -         54,512            -        54,512
 Selling...............................           46,217             -         58,519            -        58,519
 Write-off advances to
   merger candidate....................                -             -         36,500            -        36,500
 Write-off license rights..............                -             -         83,333            -        83,333
 Other.................................           30,485             -         42,423            -        42,423
                                             -----------      --------    -----------      -------   -----------
                         Operating Loss       (1,284,526)       (8,938)    (2,209,379)      (8,938)   (2,218,317)
                                             -----------      --------    -----------      -------   -----------

OTHER INCOME (EXPENSE)
 Interest income.......................            6,812             -         18,964            -        18,964
 Interest expense......................                -             -         (3,942)           -        (3,942)
                                             -----------      --------    -----------      -------   -----------
                            LOSS BEFORE
                           INCOME TAXES       (1,277,714)            -     (2,194,357)           -    (2,203,295)
                                             -----------      --------    -----------      -------   -----------

INCOME TAX BENEFIT
 (EXPENSE) (Note F)
 Current...............................          412,702         2,253        708,777        2,253       711,030
 Deferred..............................         (412,702)       (2,253)      (708,777)      (2,253)     (711,030)
                                             -----------      --------    -----------      -------   -----------
                               NET LOSS      $(1,277,714)     $ (8,938)   $(2,194,357)     $(8,938)  $(2,203,295)
                                             ===========      ========    ===========      =======   ===========

     See accompanying notes to condensed, consolidated financial statements

                          SKYLYNX COMMUNICATIONS, INC.
                          (A Development Stage Company)

           Condensed, Consolidated Statements of Operations, Continued
                                   (Unaudited)

                                                                                                       September
                                                                                                        23, 1996
                                                 Three months ended           Nine months ended       (Inception)
                                                     September 30,               September 30,          through
                                               -----------------------      ----------------------    September 30,
                                                  1998          1997          1998          1997          1998
                                               ---------      --------      ---------     --------     ---------
                 Basic weighted
                  common shares
                    outstanding                9,200,265     6,875,000      8,925,790    6,875,000     7,947,829
                                             -----------     ---------    -----------    ---------   -----------

               Basic (loss) per
                   common share                $   (0.14)    $       *      $   (0.24)   $       *     $   (0.28)
                                             -----------     ---------    -----------    ---------   -----------

                       NET LOSS
                     APPLICABLE
                      TO COMMON
                   SHAREHOLDERS              $(1,277,714)    $   8,938    $(2,202,564)   $   8,938   $(2,211,502)
                                             -----------     ---------    -----------    ---------   -----------

             Diluted (loss) per
                   common share              $     (0.14)    $       *    $     (0.25)   $       *   $     (0.28)
                                             -----------     ---------    -----------    ---------   -----------


 * Less than $0.01 per share


     See accompanying notes to condensed, consolidated financial statements

                          SKYLYNX COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                Condensed, Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Nine Months Ended       September 23, 1996
                                                     --------------------------       (inception)
                                                             September 30,              Through
                                                     --------------------------      September 30,
                                                         1998            1997            1998
                                                     -----------       --------       -----------
                         NET CASH (USED IN)
                       OPERATING ACTIVITIES          $(1,973,745)      $      -       $(1,965,696)
                                                     -----------       --------       -----------

INVESTING ACTIVITIES
  Acquisition of property and equipment....           (1,042,248)             -        (1,042,248)
                                                     -----------       --------       -----------
                         NET CASH (USED IN)
                        INVESTING ACTIVITES           (1,042,248)             -        (1,042,248)
                                                     -----------       --------       -----------
FINANCING ACTIVITIES
  Recapitalization.........................                    -              -           620,061
  Proceeds from the issuance of stock......            3,440,877              -         3,440,877
  Offering costs...........................              (60,478)             -           (60,478)
  Principal debt payments..................             (100,000)             -          (100,000)
                                                     -----------       --------       -----------
                       NET CASH PROVIDED BY
                       FINANCING ACTIVITIES            3,280,399              -         3,900,460
                                                     -----------       --------       -----------
NET INCREASE (DECREASE) IN CASH............              264,406              -           892,516
Cash, beginning of period..................              628,110              -                 -
                                                     -----------       --------       -----------

CASH, END OF PERIOD........................          $   892,516       $      -       $   892,516
                                                     ===========       ========       ===========

SUPPLEMENTARY DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid for interest...................          $     3,709       $      -       $     3,709
                                                     ===========       ========       ===========
  Cash paid for income taxes...............          $         -       $      -       $         -
                                                     ===========       ========       ===========

NONCASH INVESTING AND FINANCING ACTIVITIES
  Debt assumed for the acquisition of
    equipment..............................          $         -       $      -       $   482,299
                                                     ===========       ========       ===========
  Common stock issued in exchange for
    property...............................          $    47,100       $      -       $    47,100
                                                     ===========       ========       ===========
  Common stock issued in exchange for
    license rights.........................          $         -       $      -       $    85,202
                                                     ===========       ========       ===========

     See accompanying notes to condensed, consolidated financial statements

                          SKYLYNX COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1998

Note A:  Basis of presentation

The  Company  is  in  the  development  stage  and  its  consolidated  financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7. The consolidated financial statements include the accounts of SkyLynx Communications, Inc. and its wholly owned subsidiary, SkyLynx Express Holdings, Inc. All material intercompany accounts and transactions have been eliminated.

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual audited financial statements dated December 31, 1997 reported in its Form 10-SB and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B: Related party transactions

During the three and nine months ended September 30, 1998, the Company paid an affiliate $222,194 and $757,245, respectively, for the construction of wireless data transmission plants in California and Florida. The $757,245 is included in the accompanying consolidated financial statements as construction in progress. At September 30, 1998, the Fresno transmission plant was operational and the Tampa transmission plant was under construction with initial operations planned for December 1998.

During the three months ended September 30, 1998, the Company paid an affiliate $157,817 for routers and radio inventory.

During the three months ended September 30, 1998, the Company issued 661,897 shares of its $.001 par value common stock in exchange for consulting services valued at $716,897.

As of September 30, 1998, employees were indebted to the Company a total of $18,492 for payroll taxes not withheld. The $18,492 is included in the accompanying financial statements as due from employees.

                          SKYLYNX COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1998

Note C: Construction in progress, property and equipment

Construction in progress

During the three months ended September 30, 1998, the Company's transmission plant in Fresno, California became operational. The Fresno plant supports five wireless asymmetrical areas of coverage providing service to a 40-mile area. The Tampa, Florida plant is expected to become operational by December 1, 1998. The Tampa plant will support a two-way wireless symmetrical network in the Tampa, St. Petersburg, and Clearwater area.

Property and equipment
                                                               June 30, 1998

Communications equipment..........................              $   482,299
Office equipment..................................                  144,601
Leasehold improvements............................                   88,353
                                                                    715,253
Less: accumulated depreciation....................                  (37,470)
                                                                $   677,783
                                                                ===========

Note D: Note payable

Effective December 16, 1997, the Company assumed an affiliate's promissory note payable totaling $100,000, and accrued interest of $3,126. The note bears interest at 7.50 percent, is unsecured and is convertible into 2,564 shares of the Company's $.001 par value common stock at the option of the holder. The note and related accrued interest was paid in full during the nine months ended September 30, 1998.

                          SKYLYNX COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1998

Note E: Shareholders' equity

Unit offering

Beginning in May 1998, the Company, through a private placement, offered 3,750,000 units to qualified investors, for $4 per unit, through it's officers and directors on a "best efforts" basis. Each unit consisted of one share of Series A convertible preferred stock, one Class A warrant and one Class B warrant. The Company's Series A convertible, preferred stock, authorized 50,000,000 shares, has a par value of $.01 per share and a dividend rate of 10 percent. Each share of preferred stock is convertible into one share of the Company's $,001 per share common stock at the option of the shareholder. The option may be exercised after one year from the date of issue, upon effective registration of the underlying common shares, or automatically upon the earlier of (1) the third anniversary of the date of issue, (2) the Company's common stock trades above $6 per share for 10 consecutive trading days. Upon liquidation, holders of preferred shall be entitled to receive, pro rata, cash or assets equal to $4.00 per share of preferred stock prior to any distribution to common shareholders. Each Class A warrant entitles the holder to purchase one share of common stock at $7.50 per share beginning one year from the date of issuance or beginning on the effective date of registration of the underlying common shares, whichever comes first. Each Class B warrant entitles the holder to purchase one share of common stock at $10 per share beginning one year from the date of issuance or beginning the effective date of registration of the underlying common shares, whichever comes first. Both the Class A and Class B warrants expire three years from the date of issuance. The Company may, under certain circumstances, redeem all of the outstanding Class A and Class B warrants upon thirty days written notice at $.01 per warrant.

As September 30, 1998, 886,650 units had been sold for $3,281,237, after deducting offering costs of $265,363.

One for 13 reverse stock split

On January 23,  1998,  the  shareholders  of the  Company  approved a one for 13
reverse  stock  split.   The   accompanying   financial   statements  have  been
retroactively restated to give effect to the stock split.

Note F:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months and nine months ended September 30, 1998 resulting in a deferred tax asset, which was fully allowed for by the valuation allowance; therefore, the net benefit and expense result in $-0-income taxes.

                          SKYLYNX COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1998

Note G: Commitments and contingencies

Commitments

The Company is a party to various operating leases for office space, office equipment, rooftop space for its transmitters, and airspace.

Future minimum payments required under the leases, as of September 30, are as follows:

2000..............................................................   $ 151,321
2001..............................................................   $ 134,974
2002..............................................................   $ 113,246
2003..............................................................   $  55,047


Contingently issuable shares

On May 11, 1998, the Company completed an asset purchase. The assets included property and equipment, including leases covering two MDS channels granted under licenses issued by the Federal Communications Commission within the Fresno, California geographical area. The purchase price included 25,000 shares of the Company's common stock issuable upon the Fresno operations achieving operating profit of $850,000 in one year.

Legal proceeding

On October 2, 1998, the Company filed a civil action in the United States District Court for the Central District of Florida against NST and Mr. Eduardo Moura ("Moura"), individually, in which the Company has alleged claims based upon breach of contract, fraud in the inducement, breach of fiduciary duty and tortious interference with business relations and prospective business advantage. It is to be anticipated that, in their responsive pleading, NST and Moura will likely assert counter claims against the Company for sums due and owing under the Project Agreements between the Company and NST covering the Fresno and Tampa Networks, breach of the License Agreement and infringement upon NST's technology. No impact from this legal proceeding has been included in the accompanying consolidated financial statements.

Note H: Subsequent events

Following September 30, 1998, the Company sold an additional 148,290 units for gross proceeds of $593,160.

Part I. Item 2. Plan of operation

                          SKYLYNX COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               September 30, 1998

PLAN OF OPERATION

The Company is in the development stage in accordance with Financial Accounting Board Standard No. 7. The Company's plan for the next twelve months is to focus on efforts to expand its existing networks, and purchase and/or lease wireless frequencies for use in connection with the development and deployment of two-way wireless data networks and undertake strategic acquisitions. The Company is currently servicing commercial customers in its Fresno network, and intends to service its commercial customers on the Tampa network in December 1998. The Company also plans to development networks in Seattle, Washington; San Diego and Bakersfield, California; Sarasota, Jacksonville, and Ft. Lauderdale, Florida.

The Company plans on incurring expenditures of approximately $3,200,000 for the purchase of property and equipment during the next twelve months. At September 30, 1998 the Company had 19 employees and anticipates increasing the number of employees in the next twelve months to 50.

RESULTS OF OPERATIONS

During the nine months ended September 30, 1998, the Company incurred net losses of $2,194,357 through expenses, principally salaries and professional costs, related to completing the acquisition of SkyLynx Express Holdings, Inc. and its efforts to purchase wireless frequencies for use in connection with the development and deployment of two-way wireless data networks and the development of networks in Tampa, Florida and Fresno, California. During the corresponding period of the prior year, the Company incurred net losses of $8,938. The Company had limited operating activities and few transactions prior to 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has relied principally upon the proceeds of private equity financings to provide working capital. During the period ended December 31, 1997, the Company sold an aggregate of 781,805 shares of its common stock in private offerings, and realized proceeds, net of offering costs, of $963,102. During the period ended September 30, 1998, the Company sold 886,650 units in a private placement offering of its $.01 par value preferred stock for net proceeds of $3,281,237, after deducting offering costs of $265,363.

Following the receipt of the funds raised through the offering, the Company repaid a note payable totaling $100,000 and accrued expenses of approximately $350,000. In addition, the Company purchased $318,952 of routers and radios inventory for its customer locations, $720,905 of network computer equipment, and made payments totaling $321,343 towards construction in progress of the Tampa network.

At September 30, 1998, the Company had net working capital of $759,173, consisting of cash on hand of $892,516 less current liabilities of $133,343. The Company also raised an additional $593,160 through its private placement offering following September 30, 1998, which along with its cash on hand, is expected to satisfy the Company's cash requirements through January 31, 1999.

                          SKYLYNX COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               September 30, 1998

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

The Company will require additional capital for the acquisition of licensed or leased wireless spectrum as well as the deployment of more wireless data networks. There currently exists no agreements, arrangements, understandings, or commitments for any additional financing. Accordingly, there can be no assurance that additional financing can be obtained, or if obtained, the timing and terms thereof.

The Company has no line-of-credit nor has it obtained long-term debt financing.

Any additional equity financing may be dilutive to the Company's existing shareholders' and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations, which would have a material adverse affect upon the Company's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using the"00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations including temporary inability to send invoices, engage in normal business activities, or to operate equipment such as telephone systems, facsimile machines, and network operations equipment. The Company plans to work with its equipment suppliers to confirm that this equipment is Year 2000 compliant. The Company believes this review will be completed during 1999 and that the cost of this review will not be material. Until this review has been completed, the Company has no estimate of the cost to correct any deficiency in Year 2000 compliance for this equipment.

PART II - OTHER INFORMATION

                          SKYLYNX COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               September 30, 1998

Item 1 -  Legal proceedings.

     On October 2, 1998, the Company filed a civil action in the United States District Court for the Central District of Florida against NST and Mr. Eduardo Moura ("Moura"), individually, in which the Company has alleged claims based upon breach of contract, fraud in the inducement, breach of fiduciary duty and tortious interference with business relations and prospective business advantage. It is to be anticipated that, in their responsive pleading, NST and Moura will likely assert counter claims against the Company for sums due and owing under the Project Agreements between the Company and NST covering the Fresno and Tampa Networks, breach of the License Agreement and infringement upon NST's technology.

     If necessary, the Company intends to fully prosecute its claims against NST and Moura and, if necessary, defend against any counter claims that may be asserted. Nevertheless, there can be no assurance that the Company will be successful in asserting its claim or successful in defending against possible counter claims that may be asserted by NST. Even if the Company is successful in those efforts, the cost could be substantial and the Company's management may be required to devote a substantial amount of time to the litigation. Management of the Company assessed these risks prior to commencing the NST litigation and has made the business judgement to nevertheless proceed with the civil action.

     The Company is currently involved in two legal proceedings arising out of the same operative set of facts. The first case was brought by the Company, as Plaintiff, against James Gordon, as Defendant, in the District Court for the County of Boulder, State of Colorado, Case No. 98-CV1745; and the second case was brought by James Gordon, as Plaintiff, against the Company and Gary Brown, the Company's former president, in the Circuit Court for the 12th Judicial District in and for Sarasota County, Florida, Case No. 98-6394CA. Both cases arise out of the Company's 1997 Private Offering in which Mr. Gordon tendered a subscription but failed to deliver the necessary consideration. As a result, the Company rejected the subscription. In the case brought by the Company in Colorado, the Company is seeking declaratory judgement that it is not obligated to issue the disputed approximately 180,000 shares of Common Stock arising out of the failed subscription. In the Sarasota proceeding, Mr. Gordon is seeking specific performance of that subscription and the issuance of approximately 180,000 shares of the Common Stock. The Company believes that there is absolutely no basis in fact or law to support Mr. Gordon's claim and that it is wholly without merit and, if necessary, the Company will vigerously defend both actions.

                          SKYLYNX COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               September 30, 1998

Item 1 -  Legal proceedings, continued.

     The Company is also involved in another civil action brought by Paradise Cable, Inc, as Plaintiff, against the Company, Gary Brown, Eduardo J. Moura and Kenneth L. Marshall in the Circuit Court for the 12th Judicial district in and for Sarasota County, Florida, Civil Action No. 98-0166. This case arises out of prior transactions between Paradise Cable, Inc. and NST for the construction of a wireless network in the Tampa, Florida area. The case also includes claims involving the Company and two of its principals alleging claims arising out of the Company's acquisition of SkyLynx Express Holdings, Inc. from NST and related matters. Paradise Cable, Inc. is a wholly owned subsidiary of Cable Corporation of America, Inc. ("CCA"), which is involved in bankruptcy proceedings in which the Company, Mr. Marshall and Mr. Brown are creditors. The Company views the litigation as having been brought in a retaliatory manner in an attempt to create leverage in the bankruptcy proceeding. The Company is confidant that there is absolutely no merit to the claims and intends to vigorously defend the actions. The Company believes that the likelihood of a material adverse outcome from this litigation is extremely remote.

Item 2 -  Changes in securities.

     None.

Item 3 -  Defaults upon senior securities.

     None.

Item 4 -  Submission of matters to a vote of security holders.

     None.

Item 5 -  Other information.

     None.

Item 6 -  Exhibits and reports on Form 8-K.

     Exhibits: None.

     Reports on Form 8-K: None.

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 1998 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SKYLYNX COMMUNICATIONS, INC.
                                               (Registrant)



                                       BY: /s/ Jeff Mathias
DATE: October 13, 1998                         ---------------------------------
                                               Jeff Mathias, President