Form 10KSB
period 1998-12-31
SKYLYNX COMMUNICATIONS INC
filed 1999-04-16
CIK 1059620

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
          For the transition period from           to
                                        -----------  ------------

                      Commission file number   0-24687

                        SKYLYNX COMMUNICATIONS, INC.
                        ----------------------------
           (Exact Name of Registrant as Specified in its Charter)

          Colorado                                84-1360029
--------------------------------                  ---------------------
(State or other jurisdiction                      I.R.S. Employer
of incorporation or organization)                 Identification number

     600 South Cherry Street, Suite 305, Denver, Colorado           80222
     ----------------------------------------------------           -----
      (Address of principal executive offices)                     (Zip
Code)

    Registrant's telephone number, including area code:   (303) 316-0400

                 103 Sarasota Quay, Sarasota, Florida 34236
            -----------------------------------------------------
            (Former Name or Address if Changed Since Last Report)

Securities to be registered under Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [  ]

The Issuer's revenues for the fiscal year ended December 31, 1998 were $7,898. As of April 9, 1999, the aggregate market value of the Common Stock of the Issuer based upon the average bid and ask price of such common equity as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Issuer was $40,279,791. As of April 9, 1999, 10,741,081 shares of Common Stock of the Issuer were outstanding.

                         INCORPORATION BY REFERENCE


ITEM 13.  EXHIBITS

     1. Incorporated by reference from the Company's Registration Statement on Form 10-SB/A-4, Sec File No. 0-24687, as filed with the Commission on December 16, 1998

     2. Incorporated by reference from the Company's Registration Statement on Form 8-K, as filed with the Commission on January 6, 1999

     3. Incorporated by reference from the Company's Registration Statement on Form 8-K, as filed with the Commission on February 16, 1999

     4. Incorporated by reference from the Company's Registration Statement on Form S-8, as filed with the Commission on March 16, 1999


                         FORWARD-LOOKING STATEMENTS


     Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, particularly in view of the Company's early stage of operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Overview

     SkyLynx has as its objective to become a leading provider of high-speed Internet connectivity and enhanced Internet services to small and medium sized businesses, small office/home offices ("SOHO"), and multi-development units ("MDU's"). The Company believes that its targeted customer segments represent attractive markets for the provisioning of Internet services due to low current penetration levels, low churn rates and the expanding Internet needs of these customers. Because of their limited internal technical resources, many of these potential customers require hands-on local support and highly reliable turnkey solutions for mission critical applications. SkyLynx believes that these needs currently are underserved by both the national and local Internet Service Providers ("ISPs"). National ISPs lack the local presence to provide customized, hands-on service, while local ISPs typically lack the scale and resources required to provide dedicated, high-capacity Internet access, around-the-clock support and tailored product offerings at competitive prices. The Company currently has networks deployed in Tampa and Sarasota, Florida, in Fresno, California, and in Eugene, Oregon, and it has recently completed the acquisition of ISPs located in Tampa and Eugene. The Company currently has approximately 1,400 subscribers. The Company has Letters of Intent with ISPs that represent approximately 7,800 subscribers. In addition, the Company has identified ISPs representing an additional 50,000 to 65,000 customers it believes it may be able to acquire in the next nine to twelve months, assuming the ability to obtain additional financing.

     The Company's success will hinge upon its execution of the following five-part strategy:

     - Acquire customers by consolidating local ISPs. The rapid growth and development of the Internet has resulted in a highly fragmented industry of over 4,000 ISPs in the United States. The Company has identified a number of ISPs with a significant proportion of business customers, and it believes that it has an opportunity to acquire these ISPs at attractive valuations. The Company plans to focus its search for acquisitions on the West Coast and in Florida, areas which have concentrated populations, Line-of-Sight ("LOS") capabilities and the potential for international voice traffic.

     - Integrate acquired operations into a comprehensive network and capture economies of scale. The Company plans to integrate the operations of the ISPs it acquires by consolidating their operations into regional operating units with centralized regional management, connecting their local networks to a high-speed, highly reliable backbone, and providing them with integrated national support services. These services include national network transit, 24 x 7 x 365 network monitoring and management, customer technical support, a centralized billing and collections system, financial information management through a central, standardized accounting system, and national marketing and product development programs.

     - Offer customers enhanced products and services. The Company believes that it will be able to derive incremental revenue from its customers by selling an array of enhanced services, including enhanced bandwidth wired access, wireless access, Web hosting, IP telephony, virtual private networks, security services, electronic commerce, intranet/extranet services and other advanced Internet applications. The Company believes that small independent ISPs will have difficulties in providing such services.

     - Overlay markets with a "wireless cloud" and convert a portion of customers to wireless service. The Company may choose to deploy a wireless last mile access network in certain markets, utilizing either licensed or unlicensed frequencies, or a combination of the two. Once the "wireless cloud" is in place in a market, the Company will convert some percentage of its customers from wired to wireless service, and it will include wireless access in its service offering to new customers. The Company believes that there are two potential competitive advantages to a wireless service. First, because wireless service provides last mile access which bypasses the local telecommunications carrier (thereby avoiding the local access charge), the Company may be able to provide service to some customers at a lower overall cost than it could with a wired solution. Some or all of these cost savings could be passed on to the customer. Second, certain customers may not have access to high-speed, high bandwidth wired service due to their geographic locations. The Company may be able to provide these customers with a high-speed solution using wireless service. The Company believes that a wireless service offering could give it a first to market advantage with those customers who are currently unpassed by a wired high-speed alternative.

     - Build customer loyalty and name recognition. The Company's goal is to achieve recognition as a leading provider of affordable high-speed Internet connectivity and enhanced Internet services while maintaining the market awareness developed over time by acquired ISPs by attaching the SkyLynx name to the local ISP name (e.g. "Local Name - a SkyLynx Company").

     SkyLynx believes that a critical factor in the successful implementation of its business strategy is the quality and experience of its management team. The Company's senior management team has previously successfully executed similar consolidation strategies and has experience in the management of wireless telecommunications and technology businesses.

     The Company was formed and incorporated in Colorado in 1996. The Company's principal executive office is located at 600 South Cherry Street, Suite 305, Denver, Colorado 80222, and its telephone number is (303) 316-0400. The Company's World Wide Web home page is http://www.skyk.com. Information contained in the Company's Web site does not constitute, and shall not be deemed to constitute, part of this Annual Report. In August 1998 the Company began trading on the Over-the-counter (OTC) Bulletin Board under the symbol "SKYK."

Industry Background

     The U.S. based Internet connectivity and enhanced Internet services represent two of the fastest growing segments of the telecommunications services market. Total ISP revenues in the United States are projected to grow at a 28.4% compound annual growth rate ("CAGR") from $10.7 billion in 1998 to $37.4 billion in 2003, according to International Data Corporation ("IDC"). Value-added services or enhanced Internet services are projected to grow at a 34.0% CAGR from $3.0 billion in 1998 to $12.9 billion in 2003 according to IDC. The availability of Internet connectivity, advancements in technologies required to navigate the Internet, and the proliferation of content and applications available over the Internet have attracted a rapidly growing number of users. Businesses are increasingly recognizing that the Internet can significantly enhance communications among geographically distributed offices and employees as well as with customers and suppliers. In addition, the Internet presents a compelling profit opportunity for businesses as it enables them to reduce operating costs, access valuable information and reach new markets. As a result, businesses increasingly are utilizing the Internet for mission critical applications such as sales, customer service and project coordination. IDC estimates that U.S. corporate access revenues will grow from $2.9 billion in 1998 to $12.0 billion in 2003, representing a 32.5% compounded annual growth rate. There can be no assurance that the bases for these projections or the results generated thereby will be realized.

     In addition to Internet connectivity, business customers increasingly are seeking a variety of enhanced products and applications to take full advantage of the Internet. For example, a growing number of businesses are implementing secured virtual private networks ("VPNs") over the Internet as a more economical option than dedicated private networks. Technological advances such as increases in microprocessor speeds, the introduction of innovative software tools and the development of higher bandwidth data networking technology have led to rapid innovation and development of enhanced Internet services. The principal enhanced services being offered by business-oriented ISPs today include Web hosting, security, electronic commerce, virtual private networks (sometimes called "intranets" and "extranets"), and advanced Internet applications such as voice and fax, video conferencing and data storage and retrieval solutions. According to IDC, value-added services are the fastest growing segment of the Internet services market and are expected to grow from $3.0 billion in 1998 to over $12.9 billion in 2003. As business users of the Internet adopt enhanced services, they also require additional bandwidth to support their expanded use of the Internet. The Company expects this trend to continue as high-bandwidth enhanced services continue to be developed, improve and proliferate and as Internet usage continues to expand.

     Industry analysts have reported that small and medium sized businesses represent a potential market of over seven million customers in the U.S., and use of the Internet by this market segment is expected to grow substantially from its current low level of market penetration. Small and medium sized businesses generally seek an ISP with locally based personnel who are readily available to respond in-person to technical issues, who can assist in developing and implementing the customer's effective use of the Internet, and with whom they can establish a stable and long-term relationship. In addition, they are increasingly reliant on enhanced product offerings that address their specific business needs on a cost-effective basis, allowing them to compete with larger companies. For example, IDC estimates Worldwide Shared Web hosting revenues will grow from $316 million in 1998 to over $3.4 billion in 2002.

     The rapid development and growth of the Internet has resulted in a highly fragmented industry with an estimated 4,000 national and local ISPs in the United States, with no dominant ISP serving the needs of small and medium sized businesses. The large national ISPs have primarily focused on the large business or consumer markets and lack the local presence to provide the customized, hands-on service required by small and medium sized businesses. The Company believes that independent local and regional ISPs generally have been more adept at serving small and medium sized businesses, and that these ISPs are often the source of innovative Internet products and services. As a result, independent regional and local ISPs have successfully captured approximately one-half of this market, despite the substantially greater resources of the national providers. However, rising costs and increasing demands from business customers are making it more difficult for the small ISP to meet its customer's demands on a cost-effective basis. Facing these competitive pressures, SkyLynx believes that independent regional and local ISPs will continue to be attracted to and benefit from the consolidation opportunity provided by SkyLynx.

Business Strategy

     The goal of the Company is to be a leading full-service provider of affordable and dependable high-speed Internet connectivity and enhanced Internet services to small and medium sized businesses within the next two to three years in selected markets. Key elements of the Company's strategy in accomplishing this goal are to: (1) gain critical mass through acquisitions of independent ISPs focused on the Company's intended target markets; (2) integrate the operations of acquired ISPs and capture operational economies of scale by leveraging its national infrastructure and support services; (3) stimulate organic growth by developing and offering additional high-margin enhanced services to increase revenues from existing and future customers; (4) deploy a "wireless cloud" in certain acquired markets and convert a portion of business customers to wireless last mile connectivity; and (5) build customer loyalty and gain market share by expanding the Company's technical, distribution and service capabilities and establishing SkyLynx name recognition.

     Gain Critical Mass through Acquisitions of Local ISPs. SkyLynx has closed its first two acquisitions and has identified and has begun negotiations with a number of other ISPs. It is anticipated that several of these acquisitions will close within sixty to ninety days. The Company intends to acquire additional business-focused ISPs to deepen and broaden its market presence and to expand its presence in targeted product areas such as enhanced Internet services and IP telephony. Given the increasing competitive pressures facing the independent local and regional ISPs, the Company believes that numerous ISPs will be attracted to the consolidation opportunity provided by SkyLynx. The Company believes that current market conditions provide SkyLynx with an opportunity to acquire ISPs at attractive private market valuations vis-a-vis the valuations of publicly traded ISPs.

     Effective February 2, 1999, the Company consummated an Asset Purchase Agreement pursuant to which it acquired substantially all of the assets of Interaccess Corporation, an ISP operating in the Tampa, Florida area and serving approximately 250 wired customers, the majority of which are business customers. The purchase price of this acquisition was $390,770, consisting of both cash and shares of the Company's Common Stock.

     Effective March 24, 1999, the Company consummated an Asset Purchase Agreement pursuant to which it acquired all of the assets of ContiNet, LLC of Eugene, Oregon. ContiNet, LLC operates an ISP in the Eugene, Oregon area and serves approximately 1,100 wired customers. The purchase price for this acquisition was $497,540.77, consisting of cash, debt and shares of the Company's Common Stock.

     Effective February 12, 1999, the Company entered into a Letter of Intent to acquire substantially all of the assets of Net Asset, LLC, an ISP operating in the Fresno, California area and serving approximately 450 wired customers, the majority of which are business customers. The purchase price for this acquisition will be approximately $1,175,000 in cash. The Letter of Intent contemplates the execution and delivery of a formal definitive agreement, the consummation of which is subject to numerous conditions, including the completion of satisfactory due diligence.

     Effective March 1, 1999, the Company entered into a Binding Letter of Intent to acquire substantially all of the assets of SeaTac.Net, an ISP operating in the Seattle, Washington area serving approximately 900 customers. The purchase price for this acquisition will be approximately $400,000 in cash and stock. The Binding Letter of Intent contemplates the execution and delivery of a formal definitive agreement, the consummation of which is subject to numerous conditions, including the completion of satisfactory due diligence.

     The Company has also entered into Binding Letters of Intent to acquire substantially all of the assets of two additional ISPs serving approximately 6,500 customers combined. These Binding Letters of Intent contemplate the execution and delivery of formal definitive agreements, the consummation of each of which is subject to numerous conditions, including the completion of satisfactory due diligence.

     These pending acquisitions are contingent upon the completion of a private offering of its securities which is being undertaken but as of the date of this Report has not been completed (the "Offering"). The Company believes that it can use the proceeds of the Offering to complete acquisitions adding 14,000 to 15,000 customers. Beyond this, the Company has identified ISPs representing an additional 50,000 to 65,000 customers it believes it may be able to acquire in the next nine to twelve months, assuming the ability to obtain additional financing above and beyond the proceeds of the Offering.

     Integrate Operations and Capture Economies of Scale. SkyLynx plans to integrate the operations of the ISPs it acquires by consolidating their operations into regional operating units with centralized regional management, connecting their local networks to a high-speed, highly reliable backbone and providing them with integrated national support services. These services include national network transit, 24 x 7 x 365 network monitoring and management, customer technical support, a centralized billing and collections system, financial information management through a central, standardized accounting system and marketing and product development programs. The Company believes that through the integration of its national infrastructure with its local ISP operations, it will achieve a significant degree of operational control and efficiency and improve the quality, consistency and scalability of its services. The Company may also establish strategic relationships with hardware, software and telecommunications providers in order to broaden its market presence and to gain economies in purchasing equipment and backhaul connectivity.

     Develop and Offer Enhanced Products and Services to Increase Revenues. Small and medium sized businesses are purchasing an increasing number of enhanced products and services as these businesses deploy mission critical applications on the Internet. As a result, the Company believes that it will be able to derive incremental revenue from these customers by selling an expanding array of enhanced services and additional bandwidth to support these services. These additional services include enhanced bandwidth wired access, wireless access, Web hosting, IP telephony, virtual private networks, security services, electronic commerce, intranet/extranet services and other advanced Internet applications. The Company will encourage innovation within its regional operations, and will support the identification and transfer of products, services and "best practices" among its regional operations. The Company will focus on additional services to be developed internally, through acquisitions and in conjunction with strategic partners.

     Deploy a "Wireless Cloud" in Acquired Markets and Convert a Portion of Business Customers. Once the Company has acquired a customer base through the acquisition of an ISP, it may choose to deploy a wireless last mile access network in that market, utilizing either licensed or unlicensed frequencies, or a combination of the two. The wireless networks the Company expects to deploy will be shared networks using two-way wireless transmission technology, which typically can provide subscribers with high-speed, robust service at a lower cost than that provided by traditional wired copper or fiber-based services. This technology allows for the provisioning of high-speed Internet access as well as cost-effective high-speed communications between local branch offices, remote offices, customers, affiliates, or suppliers using local networking (intranets/extranets). The wireless network is a scaleable network in that the capacity of the system can be increased through cellularization and sectorization of the network architecture.

     The Company expects that, once the "wireless cloud" is in place in a market, it will convert some percentage of its customers from wired to wireless service, and that it will include wireless access in its service offering to new customers. The Company believes that there are two potential competitive advantages to a wireless service. First, because wireless service provides last mile access that bypasses the local telecommunications carrier (thereby avoiding the local access charge), the Company may be able to provide service to some customers at a lower overall cost than it could with a wired solution. Some or all of these cost savings could be passed on to the customer. Second, certain customers may not have access to high-speed, high bandwidth wired service due to their geographic locations. The Company may be able to provide these customers with a high-speed solution using wireless service. The Company believes that a wireless service offering could give it a first to market advantage with those customers who are currently unpassed by a wired high-speed alternative. The Company estimates that it may be able to convert approximately 25-30% of it acquired business customers to a wireless service, if so offered.

     Build Customer Loyalty and Brand Name Recognition. The Company's goal is to achieve recognition as a leading provider of affordable high-speed Internet connectivity and enhanced Internet services while maintaining the market awareness developed over time by acquired ISPs attaching the SkyLynx name to the local ISP name (e.g. "Local Name - a SkyLynx Company"). The Company intends to leverage its local presence by continuing to expand and enhance local marketing, sales, technical, distribution and customer support capabilities. By combining the quality of local service offered through the Company's regional operations with the Company's national backbone and support services, the Company expects to generate increased customer loyalty and expanding market share at the local level while enhancing its national brand. In conjunction with the consolidation of its ISPs into integrated regional operating units, the Company will brand these regional operations under the SkyLynx name, with a regional or local geographical identifier to emphasize its local presence. As the Company continues to expand, its acquisition strategy will be to continue to identify and select ISPs that have developed a strong local presence through quality service, hands-on customer support, local market knowledge and an entrepreneurial culture.

Current Markets

     Tampa, Florida. The Company has completed the engineering and construction of the Tampa network, which consists of three wireless cell sites constructed in the Tampa metropolitan area. The Tampa network is a two-way wireless system with up to 11MB capability in both the upstream and downstream modes operating on unlicensed frequencies. The Company has recently begun marketing ISP services and is installing wireless customers in this market. The Company has also initiated the integration of the Interaccess acquisition into the Tampa system.

     Fresno, California. The Company has acquired 96% net revenue leases for two Multi-Point Distribution System ("MMDS") channels in the Fresno, California market. The Company has completed engineering and construction and has begun operating the Fresno network. The network consists of a two-way asymmetric wireless system utilizing both licensed and unlicensed frequencies. The system is offering up to 11Mb capability in the upstream modes utilizing unlicensed frequencies; while the licensed frequencies give the system downstream capability to 30Mb per channel. The Company is currently serving approximately 50 customers in the Fresno market. The Company expects that, upon consummation of the Net Access acquisition, it will integrate that operation into its Fresno system.

     Sarasota, Florida. On January 4, 1999, SkyLynx obtained an option on a twenty five year lease for twelve wireless channels in the Sarasota-Bradenton Basic Trading Area ("BTA") as well as an option on the operations of Hi-Speed Networks, a wireless ISP in Sarasota. Hi-Speed is a two-way wireless symmetric system utilizing unlicensed frequency upstream and licensed frequency downstream. The lease is a 100% revenue lease and gives SkyLynx coverage over six counties including Sarasota, Manatee, Charlotte, DeSoto, Pasco, and Pinellas. SkyLynx has begun the process of applying to the FCC to upgrade the system to a two-way licensed frequency system using the MDS-1 and MDS-2A channels for upstream and the commercial E-Group for downstream broadcasts. The Company recently has begun pre-marketing of the Hi-speed Network's product.

     Eugene, Oregon. On March 24, 1999, the Company completed the acquisition of ContiNet, LLC, an ISP serving approximately 1,100 customers in the Eugene area. The Company retained the services of seven key employees of ContiNet, including the general manager and co-founder of the business.

Products and Services

     The Company plans to offer, through its regional ISP operations and strategic partnerships, a comprehensive range of Internet connectivity and enhanced products and services. The specific products to be offered in each market will be determined based on the needs of the market and local competitive conditions. The Company intends to continuously enhance its offerings by developing a broad range of products and services independently, through acquisition, and through strategic relationships with key vendors.

     End-to-End Internet and Intranet Communications Service Offerings. SkyLynx offers customers high-speed end-to-end Internet services including local access connectivity, full service high-speed Internet access and a variety of intranet/extranet connectivity solutions. SkyLynx provides all of its subscribers high-speed Internet access, allowing customers to access the World Wide Web to receive and send data, full motion video, and audio at speeds of up 11 megabits per second. The service also allows subscribers to surf the net, download large files, exchange Internet mail, provide interactive news service as well as the connectivity to other corporate servers outside the local area.
     Enhanced Internet Services. The Company believes that its small and medium sized business customers will continue to increase their use of the Internet as a business tool and, as a result, will require an expanding range of enhanced services. The Company's product development and marketing groups will focus on developing new enhanced services through both internal development, acquisitions and strategic relationships with software, hardware and content providers. The services will include the full range of Web hosting, Web site maintenance and ongoing consulting
services.   Below is a description of each:

     Domain Name Services - On behalf of its customers, the Company shall apply, register and administer unique domain names for customer application servers that will participate on the Internet. Customers retain the ownership of each domain, although SkyLynx will act as the administrative contact. SkyLynx provides support for domains for mail services (e-mail); file transfer programs (FTP); World Wide Web (WWW) services; and electronic commerce (e-commerce).

     Web Site Development Services - An Internet Homepage or a World Wide Web Page is an essential component of a company's presence in the marketplace. The Company expects to provide Web development services through relationships with third party vendors.

     Web Site Management Services - Maintaining current and accurate information is critically important to maintain an effective corporate message. The Company's Web site management services will maintain and update its customers' sites on an ongoing basis with the latest information. Additionally, the Company will provide customers with online statistics, usage and trend analysis.

     Web Hosting Services - Web hosting offers business customers a presence on the Internet, enabling them to take advantage of the marketing, customer service, internal company information dissemination ("intranets") and other benefits offered by such presence. The Company will offer its customers Web hosting services through a combination of internal efforts and the use of third party partners. SkyLynx will provide its customers with Web hosting services that will provide high-speed interconnect of their corporate servers to the Internet. The Company will administer and maintain Internet Web sites at its Network Operating Center ("NOC").

     The Company will also offer Web site co-location, where a customer-owned Web server will be located at a SkyLynx point-of-presence ("POP") for higher reliability and security. This solution allows the customer to own its own Web server without having to maintain and manage the data center environment. The NOC will have the necessary infrastructure to support high performance corporate servers, and the Company's network engineers will administer and maintain the customers' hardware and software in a secure and protected environment.

     E-Mail Services - SkyLynx provides and supports Internet mail services. SkyLynx will support customer's e-mail service with domain names, i.e., name@abc-company.com as well as without a domain, i.e., name@skylynx.com Mail services may operate on customer premise servers or on servers provided by SkyLynx at the NOC.

     System Integration Services - The Company can provide systems integration services to customers, specifically in the area of high-speed Internet and intranet/extranet connectivity. The Company's services include but are not limited to:

     -    Router installation and configuration services

     - Virtual Private Network building using the Internet as the client's WAN backbone

     - Windows NT Server and Exchange Server installation and configuration services

     -    Proxy Server and Internet firewall installation and configuration

     Security Services - Security solutions are a vital component for most businesses connected to the Internet. These solutions, which include firewalls, packet filters and proxy servers, give the customer (i) an ability to deter intruders from accessing its corporate network, (ii) authentication of users attempting to gain access, and (iii) encryption services, providing secured transmission of company data through the Internet. Through strategic partnerships, the Company plans to offer a comprehensive set of security products.

     Virtual Private Networks ("VPN's") - Many companies today have private data communication networks, which are often referred to as wide area networks ("WANs") and built on expensive leased lines, to transfer proprietary data between office locations. The Internet offers companies a cost-effective replacement alternative to WANs through VPNs, which are meant to provide secure transmission of private Internet Protocol ("IP") traffic through the Internet. Additionally, many companies require that their employees have remote access to these private networks from home or while traveling. VPN products are available in hardware, software, and firewall formats. VPN products are also the basis for offering intranet and extranet services. Intranets are corporate/organizational networks that rely on Internet-based technologies to provide secure links between corporate offices. Extranets expand the network to selected business partners through secured links on the Internet. Increasingly, companies are finding that intranets and extranets can enhance corporate productivity more easily and less expensively than proprietary systems.

     Electronic Commerce Solutions - Electronic commerce provides customers with the ability to sell products and services on the Internet. The Company plans to provide e-commerce solutions via strategic partnerships to its customers. The Company also intends to provide enhanced e-commerce hosting environments, as well as to make use of third party software development partners to provide certain turnkey e-commerce applications, such as online catalogs.

     Professional Services - The Company's target customers typically do not have the internal resources or personnel to design and maintain Internet services. As more businesses utilize the Internet for mission critical applications, the Company expects its customers to rely on their ISP for support of many of their information technology applications. As a result, the Company believes it will be increasingly important for ISPs to offer on-site, technical consulting to customers. The Company will offer a full complement of professional services to its customers, including network and system design, security system needs analysis and implementation, virtual private network design and implementation, and other Internet-related consulting projects. The Company intends to invest in additional professional service capabilities and/or partner with leaders in respective technology areas as required to provide customers with turnkey Internet solutions.

     Other Enhanced Products and Services - Customers are increasingly seeking to tailor the use of the Internet to their business. SkyLynx intends to serve these needs through the packaging and configuration of third party applications, such as IP telephony (which permits users to make voice calls on the Internet), Internet faxing, Internet audio and video conferencing solutions and other applications that may be developed. As businesses commit to using the Internet, the Company believes that the advanced applications product category will continue to expand, offering additional revenue opportunities.

Target Market, Sales and Marketing

     Target Markets. SkyLynx plans to offer service to three distinct customer segments: small to medium sized businesses, SOHO, and MDU's.

     Small and Medium-Sized Business. The small to medium size business segment is becoming increasingly reliant on Internet access to significantly enhance communications among geographically distributed offices and employees as well as with customers and suppliers. In addition, the Internet presents a compelling profit opportunity for businesses as it enables them to reduce operating costs, access valuable information and reach new markets. As a result, businesses increasingly are utilizing the Internet for mission critical applications such as sales, customer service and project coordination.

     The market opportunity for small to medium sized business Internet connectivity and enhanced Internet services is large and is currently under-penetrated. The table below provides an estimate of the penetration of Internet access in the business market. This estimate is very conservative because businesses of all types and sizes are counted; for example, a company as large as IBM and a local dry cleaning store are each counted equally in this estimate.

     Industry analysts have reported that small and medium sized businesses represent a potential market of over seven million customers in the U.S., and use of the Internet by this market segment is expected to grow substantially from its current low level of market penetration. Total ISP revenues in the United States are projected to grow at a 28.4% compound annual growth rate ("CAGR") from $10.7 billion in 1998 to $37.4 billion in 2003, according to IDC.

     In addition to Internet connectivity, business customers increasingly are seeking a variety of enhanced products and applications to take full advantage of the Internet. Value-added services or enhanced Internet services are projected to grow at a 34.0% CAGR from $3.0 billion in 1998 to $12.9 billion in 2003 according to IDC. As business users of the Internet adopt enhanced services, they also require additional bandwidth to support their expanded use of the Internet.

     In addition, business users are increasingly reliant on enhanced product offerings that address their specific business needs on a cost-effective basis, allowing them to compete with larger companies. For example, IDC estimates Worldwide Shared Web hosting revenues will grow from $316 million in 1998 to over $3.4 billion in 2002.

     SOHO and Corporate Telecommuters. The Company may target a segment of the SOHO and telecommuter market with a strong need for high-speed, bandwidth and mobility. Internet access is both a communications lifeline and productivity tool for this segment. E-mail and file transfer capabilities enable remotely located employees and small offices immediate and cost-effective access to information needed to conduct daily business. SOHO workers and telecommuters need high-speed access, but they also need it at a reasonable cost. Estimates of the numbers of persons who work at home are large, and this trend is expected to continue its rapid growth.

     Multi-Dwelling Units. The Company may target apartment and condominium complexes because of the large number of potential customers in each building that may be serviced cost effectively through its two-way wireless broadband technology. The Company's strategy is to profitably install reception equipment on multi-unit buildings within its markets via revenue sharing agreements with building owners. The Company's wireless only technology is competitively advantaged from a time-to-deployment perspective versus wired technologies because it can be implemented much faster, since it would not involve any site surveys, tearing down walls or installation of wires. It is also economically attractive versus wired technology, since the installation of one receiver, placed on the roof of a building, may service an entire complex. Once one unit is installed, it can easily be modified to service other customers in the same building from the same antenna. The Company will pursue this segment by marketing directly to building owners and construction companies and through strategic alliances with other provider of services to this market.

     Sales and Marketing. The Company plans to employ distribution capabilities through both a direct sales force and indirect channels. The direct sales force will offer a core base of technically competent, locally based and experienced Internet sales representatives. SkyLynx will offer its products and services through a consultative sales approach which makes use of local technical talent to understand customer applications and provide bundled Internet applications solutions consisting of hardware, software, access and value-added services. SkyLynx believes that this localized approach will allow it to provide end-to-end customer solutions and ongoing support.

     Direct Sales. SkyLynx plans to employ a direct sales force to focus on targeted business segments. These local sales representatives will have strong Internet technical background and understand the local telecommunications tariffs as well as the needs of their local business community. Additionally, these representatives will be familiar with local companies. Because they are locally based, these sales representatives are able to meet face to face with prospective customers to discuss their Internet needs and technical requirements and to develop tailored solutions. The Company hopes to attract, hire and train high quality, motivated sales representatives that have the necessary technical skills, consultative sales experience and knowledge of their local markets. At the local level, direct marketing techniques will be employed to target customer segments that would achieve substantial benefit from the cost effective wireless solution and business applications afforded by the Internet through SkyLynx. Some direct marketing tactics will include direct mail, telemarketing, seminars and trade-show participation.

     Resellers and Indirect Sales. The Company also plans to employ a reseller and referral program that permits the regional operating units to adapt a formal indirect distribution program to markets. SkyLynx believes indirect channels will be a significant contributor to its growth. The Company has established reseller arrangements with several Internet related companies. The reseller program will offer reseller partners an up-front bonus for each new customer and the ability to share in the on going revenue stream of customers they bring to SkyLynx. Reseller partners include system integrators, value-added resellers and other companies that have an established relationship with the prospective customer base and a sales force capable of selling Internet services as a part of the reseller's suite of services. Referral partners, including organizations such as local computer companies, IT consultants, Web designers, advertising agencies or property managers, are another source of customer leads. The referral program targets organizations that are less capable of or less interested in selling Internet services or where Internet services fall outside their core business interests. The benefits of these programs to SkyLynx include greater market reach without fixed overhead costs and the ability to use the partners to assist in the delivery of complete solutions to meet customer needs.

     Building Awareness and Name Recognition.   The Company's goal is to
achieve recognition as a leading provider of affordable high-speed Internet connectivity and enhanced Internet services while maintaining the market awareness developed over time by acquired ISPs by attaching the SkyLynx name to the local ISP name (e.g. "Local Name - a SkyLynx Company"). The Company will employ several communication strategies to raise the awareness and visibility of the SkyLynx name to its target market, including radio, outdoor, trade magazine and public relations efforts.

Operations

     Network Management. Network management is an integral part of the total service offering from SkyLynx. The Company will manage its network on a real-time basis using management, monitoring and tracking systems running at the Company's NOC. The Company will deploy a regional NOC which reports to a centralized Network Management Center ("NMC") in Denver, Colorado. The NOC will monitor the local "wireless clouds," POP's, cell sites, antennas, routers and quality of service. Each device on the network is monitored to verify a working condition. In the event that a device in the network is not functioning property, a warning signal is sent to the NMC operator.

     Network Protocols. The SkyLynx network supports the following network protocols: Internet Protocol ("IP"), Transmission Control Protocol ("TCP"), User Datagram Protocol ("UDP"), Internet Control Message Protocol ("ICMP") and Raster Image Processor ("RIP").

     Wireless Frequencies. The Company expects that its wireless networks will be capable of supporting several frequencies at or below 5 GHz.

     Support Services. In addition to its network and network monitoring capability, SkyLynx plans to implement three critical support services designed to increase operational efficiencies and enhance the quality, consistency and scalability of the Company's services. These support services will include: (i) customer technical support and service, (ii) financial information management through a central, standardized accounting system, and (iii) a centralized billing and collections system. The strategy of creating a partnership between local support teams and the Company's national support services will enable the Company to capture economies of scale, improve quality and accuracy, and increase productivity, while allowing local personnel to focus on relationships with customers.

     Customer Technical Support. The Company expects that its customer care services will combine the responsiveness and on-site capabilities of local ISP presence with the scale economies of a centralized customer support center in order to deliver customer care to businesses. While local, independent ISPs bring the benefits of understanding customer needs and providing hands-on support demanded by their customers, they lack the ability to cost-effectively scale internal resources to independently support their growing customer base. The Company's customer support center, to be located in Denver, will enable SkyLynx to provide 24 x 7 x 365 responsiveness while maintaining the ability to provide on-site installation assistance, hands-on troubleshooting and access to local experts who understand the customer's business.

     Financial Information Management. The Company plans to integrate acquired ISPs into a centralized financial reporting system and payroll/human resources system, in order to provide a central, standardized accounting system. These systems will enable the Company to cost effectively increase the productivity and quality of administrative support by standardizing operational systems such as payroll, payables, purchasing and financial reporting.

     Billing and Collections. The Company plans to implement a centralized billing solution system which will offer high quality, flexibility, cost effectiveness and scalability.

Competition

     The market for Internet connectivity and related services is extremely competitive. The Company anticipates that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from different industries.
Current and prospective competitors include, in addition to other national, regional and local ISPs, long distance and local exchange telecommunications companies, cable television companies, direct broadcast satellite and wireless communications providers, and online service providers. The Company believes that a reliable national network, knowledgeable salespeople and the quality of technical support currently are the primary competitive factors in the Company's target market, and that price is usually secondary to these factors.

     ISPs. According to Boardwatch magazine's directory of Internet Service Providers, there are currently over 4,000 ISPs in the United States, consisting of national, regional and local providers. The Company's current primary competitors include other ISPs with a significant national presence and which focus on business customers, such as Verio, UUNet, GTE Internetworking (formerly BBN), PSINet, Concentric Networks and DIGEX. While the Company believes that its level of local service and support and target market focus distinguish it from these competitors, some of these competitors have significantly greater market presence, brand recognition, and financial, technical and personnel resources than the Company, and have extensive coast-to-coast Internet backbones. The Company also competes with unaffiliated regional and local ISPs in its targeted geographic regions.

     Telecommunications Carriers. All of the major long distance companies (also known as interexchange carriers or IXCs), including AT&T, MCI, and Sprint, offer Internet access services and compete with the Company. The recent sweeping reforms in the federal regulation of the telecommunications industry have created greater opportunities for Local Exchange Carriers ("LECs") to enter the Internet connectivity market. In order to address the Internet connectivity requirements of the current business customers of long distance and local carriers, the Company believes that there is a move toward horizontal integration through acquisitions of, joint ventures with, and the wholesale purchase of connectivity from, ISPs. The WorldCom/MFS/UUNet consolidation, the NETCOM/ICG merger, the Intermedia/DIGEX merger and GTE's acquisition of BBN are indicative of this trend. Accordingly, SkyLynx expects that it will experience increased competition from the traditional telecommunications carriers. Many of these telecommunications carriers, in addition to their substantially greater network coverage, market presence, and financial, technical and personnel resources, also have large existing commercial customer bases. Furthermore, telecommunications providers may have the ability to bundle Internet access with basic local and long distance telecommunications services. Such bundling of services may have an adverse effect on the Company's ability to compete effectively with the telecommunications providers and may result in pricing pressure on the Company that would have an adverse effect on the Company's business, financial condition and results of operations. The Company believes that its local presence and its strong technical and data-oriented sales force is an important feature distinguishing it from the centralized voice-oriented sales approach typified by the current Internet connectivity services offered by the IXCs and LECs.

     Cable Companies, Direct Broadcast Satellite and Wireless Communications Companies. Many of the major cable companies have announced that they are offering Internet connectivity, relying on the viability of cable modems and economical upgrades to their networks. MediaOne Group and TCI have recently announced the availability of Internet cable service to their residential customers in select areas. However, the cable companies are faced with large-scale upgrades of their existing plant equipment and infrastructure in order to support connections to the Internet backbone via high-speed cable access devices. In addition, their current subscriber base and market focus is residential, requiring that they partner with business-focused providers or undergo massive sales and marketing and network development efforts in order to target the business sector. Several announcements also have recently been made by other alternative service companies approaching the Internet connectivity market with various wireless terrestrial and satellite-based service technologies. These include Hughes Network System's DirecPC product, which provides high-speed data through direct broadcast satellite technology, CAI Wireless System's announcement of an Multi-Point Multi-Channel Distribution System ("MMDS") wireless cable operator launching data services via 2.5 to 2.7 GHz and high-speed wireless modem technology, Cellularvision's announcement that it is offering Internet access via high-speed wireless Local Multi-Point Distribution System ("LMDS") technology, Winstar, which currently offers high-speed Internet access to business customers over 38 GHz spectrum, and Teligent, which currently offers high-speed Internet access to business customers over 24 GHz spectrum.

     Online Service Providers. The predominant online service providers, including America Online, CompuServe, Microsoft Network, and Prodigy, all provide local Internet access. The Company believes it competes to a lesser extent with these online service providers.

     Recently, there have been several announcements regarding the planned deployment of broadband services for high-speed Internet access by cable and telephone companies through new technologies such as cable modems and xDSL. While these providers have initially targeted the residential consumer, it is likely that their target markets will expand to encompass the Company's targeted markets, which may significantly affect the pricing of the Company's service offerings.

Properties

     The Company's corporate headquarters are located at 600 South Cherry Street, Suite 305, Denver, Colorado, where the Company leases approximately 2,500 square feet of office space. The Company's lease agreement commenced February 1, 1999, and is for a term of two years. Other office properties include Fresno, California, 4,000 square feet; Tampa, Florida, 2,500 square feet; Sarasota, Florida, 4,000 square feet; Eugene, Oregon, 1,800 square feet; and Washington, D.C., 500 square feet. The Company believes that its existing facilities are adequate for the foreseeable future.

Employees

     As of April 1, 1999, the Company employed approximately 35 people, including full-time and part-time employees at its corporate headquarters, network operations and customer support center. The Company considers its employee relations to be good. None of the employees of the Company are covered by a collective bargaining agreement.

Investment Banking Agreement

     In October 1998, the Company engaged Gerard Klauer Mattison & Co., Inc. ("GKM") to serve as financial advisor to the Company, to assist the Company in connection with identifying acquisition opportunities as well as sources of capital and consummating any transactions resulting therefrom. In connection with its agreement with GKM, the Company paid GKM a non-refundable fee of $25,000, which is deductible from any expense allowance otherwise payable to GKM. The agreement also provides for the future payment of fees to GKM in the event the Company undertakes an offering of its securities or consummates a business combination with a party identified by GKM. In addition, the agreement contemplates, although without a binding commitment, that GKM will serve as managing underwriter of an initial public offering to be undertaken by the Company during 1999, subject to market and other conditions. There can be no assurance that an underwriting will occur, or, if it does, the timing or amount thereof.

Recent Financings

     Since December 31, 1998, the Company has undertaken several private financings to provide additional working capital. All of these financings were undertaken without registration under the Securities Act in reliance upon an exemption from such registration requirements contained in Section 4(2) thereof and Regulation D promulgated thereunder. In each transaction, the Company has granted customary registration rights to the investors, all of whom acquired "restricted securities" within the meaning of the Securities Act and Rule 144 thereunder.

     In January 1999, the Company issued and sold to one accredited investor 263,158 Units at a price of $1.90 per Unit, for aggregate consideration of $500,000. Each Unit sold in this offering consisted of one share of the Company's Common Stock, one Warrant exercisable for three years to purchase one additional share of Common Stock at a price of $6.00 per share, and one Warrant exercisable for three years to purchase an additional share of Common Stock at an exercise price of $8.00 per share.

     In January 1999, the Company also completed the sale to one accredited investor of 600 shares of Series B Convertible Preferred Stock, 15,000 shares of Common Stock and Warrants exercisable to purchase, in the aggregate, 120,000 shares of Common Stock at an exercise price of $3.00 per share. The aggregate purchase price for the foregoing securities was $600,000.

     Holders of the Series B Preferred Stock are entitled to receive payment of dividends at an annual rate of 8% per share of Preferred Stock, accruing in arrears from the date of first issuance, payable quarterly either in cash or in the form of shares of the Company's Common Stock valued at market price.

     The outstanding shares of Series B Preferred Stock have a liquidation preference equal to their Stated Value of $1,000 per share. Holders of the Series B Preferred Stock have no right to vote except on limited matters required by the Colorado Business Corporations Act ("CBCA").

     The Company has the right to redeem the outstanding shares of Series B Preferred Stock only in the event the public trading price of the Company's Common Stock is equal to or less than $2.00 per share for ten or more consecutive trading days. If the Company elects to redeem the shares, the redemption price will be the sum of (i) the Stated Value of $1,000 per share plus (ii) the amount of all accrued and unpaid dividends, multiplied by a percentage ranging from 117.5% to 125%, depending upon the date of redemption. Finally, the shares of Series B Preferred Stock are convertible into shares of the Company's Common Stock at a conversion value equal to 80% of the market price of the Company's Common Stock on the date of conversion, but in no event more than $4.00 per share of Common Stock.

     The Company has granted certain registration rights to the holder of the Series B Preferred Stock requiring the Company to prepare and file a Registration Statement covering all of the securities purchased by the investor no later than April 15, 1999.

     The Company is currently undertaking a private offering of a minimum of 250,000 shares and a maximum of 2,000,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a private offering price of $4.00 per share (the "Current Offering"). The Current Offering is being undertaken by the Company through GKM which is serving as placement agent. Each share of Series C Preferred Stock is convertible into one share of the Company's Common Stock. In addition, holders of the Series C Preferred Stock are entitled to receive payment of dividends at the annual rate of 10% per annum, accruing in arrears from the date of first issuance, payable through the issuance of additional shares of Series C Preferred Stock valued at $4.00 per share. The outstanding shares of Series C Preferred Stock have a liquidation preference equal to their stated value of $4.00 per share. Holders of Series C Preferred Stock have the right to exercise one vote for every share of Series C Preferred Stock outstanding, voting as a group with holders of the Company's outstanding shares of Common Stock and Series A Preferred Stock. The Preferred Stock is not redeemable by the Company and holders of the Preferred Stock have no right to compel the redemption by the Company of any of the outstanding shares of Series C Preferred Stock. Unless sooner converted by the holder, all outstanding shares of Series C Preferred Stock are automatically convertible into Common Stock upon the third anniversary of the date of issue.

     As of April 8, 1999, the Current Offering was continuing and the Company had sold 325,250 shares, or $1,301,000 in aggregate gross proceeds.

Acquisitions

     The Company has adopted a strategy to aggressively acquire ISPs with an established wired customer base that may in some cases be converted to the Company's wireless network in the future. This strategy is designed to enhance the Company's current income stream as well as solidify and expand the Company's customer base for future conversion to wireless technology.

     Effective February 2, 1999, the Company consummated an Asset Purchase Agreement pursuant to which it acquired substantially all of the assets of Interaccess Corporation, an ISP operating in the Tampa, Florida area and serving approximately 250 wired customers, the majority of which are business customers. The purchase price of this acquisition was $390,770, consisting of both cash and shares of the Company's Common Stock.

     Effective March 24, 1999, the Company consummated an Asset Purchase Agreement pursuant to which it acquired substantially all of the assets of ContiNet, LLC of Eugene, Oregon. ContiNet, LLC operates an ISP in the Eugene, Oregon area and serves approximately 1,100 wired customers. The purchase price for the assets was $497,540.77, payable in combination of cash, assumption of debt and shares of the Company's Common Stock.

     Effective February 12, 1999, the Company entered into a Letter of Intent to acquire substantially all of the assets of Net Asset, LLC, an ISP operating in the Fresno, California area and serving approximately 450 wired customers, the majority of which are business customers. The purchase price for this acquisition will be approximately $1,175,000 in cash. The Letter of Intent contemplates the execution and delivery of a formal definitive agreement, the consummation of which is subject to numerous conditions, including the completion of satisfactory due diligence.

     Effective March 1, 1999, the Company entered into a Binding Letter of Intent to acquire substantially all of the assets of SeaTac.Net, an ISP operating in the Seattle, Washington area serving approximately 900 customers. The purchase price for this acquisition will be approximately $400,000 in cash and stock. The Binding Letter of Intent contemplates the execution and delivery of a formal definitive agreement, the consummation of which is subject to numerous conditions, including the completion of satisfactory due diligence.

     The Company has also entered into Binding Letters of Intent to acquire substantially all of the assets of two additional ISPs serving approximately 6,500 customers combined. These Binding Letters of Intent contemplate the execution and delivery of formal definitive agreements, the consummation of each of which is subject to numerous conditions, including the completion of satisfactory due diligence.

     The Company continues to evaluate additional acquisitions in accordance with the foregoing strategy. However, except as described herein, there exist no other agreements, understandings or arrangements for any additional material acquisitions.

Legal Proceedings

     On October 2, 1998, the Company filed a civil action in the United States District Court for the Central District of Florida against Network Systems Technologies, Inc. ("NST") and Mr. Eduardo Moura, individually, ("Moura"), in which the Company has alleged claims for unspecified damages based upon breach of contract, fraud in the inducement, breach of fiduciary duty and tortious interference with business relations and prospective business advantage (the "Tampa Litigation"). In their responsive pleading, NST and Moura have asserted counterclaims against the Company similar to those asserted in the California civil action described below.

     If necessary, the Company intends to fully prosecute its claims against NST and Moura and defend against the counterclaims which have been asserted. Management of the Company assessed these risks prior to commencing the NST litigation and has made the business judgment to nevertheless proceed with the civil action. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company's management, all such proceedings are adequately covered by insurance or, if not so covered, should not materially result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

     Network Systems Technologies, Inc. vs. SkyLynx Communications, Inc., et. al., Superior Court of the Court of California in and for the County of Santa Clara, Case No. CV-778872. In this matter, filed on December 22, 1998, the Plaintiff has asserted claims for infringement, misappropriation of trade secrets, breach of written agreements, breach of oral agreement and common counts. These claims appear to arrive out of the same common nexus of operative facts as the litigation brought by the Company against NST and pending in the United States District Court for the Middle District of Florida, Tampa Division, as previously disclosed. In addition, certain claims have been brought against individual defendants Jeffery Mathias, Eric Prigge and Kenneth Sartain, persons who were formerly employed by NST and who are currently or were employed by the Company. All claims brought in this case have been removed to and refiled in the Tampa Litigation.

     The Company is currently involved in a legal proceeding brought by James Gordon, as Plaintiff, against the Company and Gary Brown, the Company's former President, in the Circuit Court for the 12th Judicial District in and for Sarasota County, Florida, Case No. 98-6394CA. The case arises out of the Company's 1997 Private Offering in which Mr. Gordon tendered a subscription but failed to deliver the necessary consideration. As a result, the Company rejected the subscription. Mr. Gordon is seeking specific performance of that subscription and the issuance of approximately 180,000 shares of its Common Stock. The Company believes that there is absolutely no basis in fact or law to support Mr. Gordon's claim and that it is wholly without merit and, if necessary, the Company will vigorously defend both actions.

     There is pending litigation involving Cable Corporation of America ("CCA"), and its wholly owned subsidiary Paradise Cable Corporation ("Paradise"). The Company, and certain of its affiliates are involved in several pending civil proceedings arising out of past business transactions with CCA and Paradise. Those civil actions are identified below. All of the various claims and counterclaims pending in these related civil actions are addressed and are expected to be the subject of resolution in a stipulated Plan of Reorganization which has been developed in a Chapter 11 Bankruptcy proceeding in which CCA is the Debtor, currently pending in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 98-4207-8B1 (the "Bankruptcy Case"). Subject to confirmation of the Plan of Reorganization, the Company will have the option to purchase substantially all of the assets of Paradise in consideration of shares of the Company's Common Stock (not to exceed 300,000 shares) and nominal cash consideration, and all of the related pending litigation will be fully resolved, settled and dismissed. While there can be no assurance that these related matters will ultimately be resolved in accordance with the foregoing, the Company believes that it is probable that the Plan of Reorganization will be confirmed.

     1. Cable Acquisition Corp. v. Cable Corporation of America. This matter has been abated pending the completion and adoption of the Creditor's Plan to be filed in the U.S. Bankruptcy Court, Middle District of Florida, Tampa Division, Case No. 98-4207-8B1. The Defendants have filed a counterclaim in this action. The counterclaim was not listed as an asset of the bankrupt in the Chapter 11 proceeding.

     2. SkyLynx Communications, Inc. v. Paradise Cable, Inc., et al, Case No. 98-2831-CA-01-Circuit Court In and For Sarasota County, Florida. This is a suit against the Defendants for the issuance of a bad check in the amount of $71,490.40 and no counterclaim has been filed. None is expected. This matter has been abated pending the completion and adoption of the Creditor's Plan to be filed in the U.S. Bankruptcy Court, Middle District of Florida, Tampa Division, Case No. 98-4207-8B1.

     3. Paradise Cable, Inc. v. SkyLynx Communications, Inc., et al, Case No. 98-4166-CA-01 Circuit Court In and For Sarasota County, Florida. This is a multicount complaint against SkyLynx, Gary L. Brown and Kenneth L. Marshall alleging damages for tortious interference with a contract between the Plaintiff and Network System Technologies, Inc.; Intentional Interference with an Advantageous Relationship; Breach of Fiduciary Duty against Marshall; Intentional Interference with an Advantageous Relationship as to alleged employment of Marshall; and an alleged Civil Conspiracy against Marshall, SkyLynx and Brown. This matter has been abated as described above. This alleged asset was not claimed by CCA and Paradise in the bankruptcy proceedings.

ITEM 2.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of security holders.

                                   PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

     The Common Stock of the Company is traded over the counter and quoted on the OTC Electronic Bulletin Board ("Bulletin Board") on a limited and sporadic basis under the symbol "SKYK." The reported high and low bid and ask prices are shown below for the period through April 12, 1999. The prices presented are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups or mark-downs or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions:

                              BID                      ASK

                         HIGH      LOW            HIGH      LOW
1998:
Third Quarter            $5.250    $2.500         $6.000    $3.000
Fourth Quarter           $4.250    $2.125         $4.500    $2.375

1999:
First Quarter            $7.340    $2.500         $8.000    $2.750
Second Quarter (through
    April 12, 1999)      $9.125    $6.940         $9.375    $7.250

     The bid and ask prices of the Common Stock on April 12, 1999 were $8.375 and $8.50, respectively, as quoted on the Bulletin Board. As of April 12, 1999, there were approximately 176 stockholders of record of the Common Stock.

The Securities Enforcement and Penny Stock Reform Act of 1990

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure, relating to the market for penny stocks, in connection with trades in any stock defined as a penny stock. The Commission recently adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (I) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

     The securities of the Company are subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investments in penny stocks can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. It contains an explanation and disclosure of the bid and offer prices of the security, any retail charges added by the dealer to those prices ("markup" or "markdown"), and the amount of compensation or profit to be paid to or received by the salesperson in connection with the transaction. The disclosure contains further admonitions for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security as well as the salesperson with whom the investor is working, and to understand the risky nature of an investment in the security. Further, the disclosure includes information regarding the market for penny stocks, explanations regarding the influence that market makers may have upon the market for penny stocks and the risk that one or two dealers may exercise domination over the market for such security and therefore control and set prices for the security not based upon competitive forces. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Many brokers may be unwilling to engage in transactions in the Common Stock because of the added disclosure requirements, thereby making it more difficult for security holders to dispose of their securities.

Dividends

     Since inception, the Company has not paid or declared any cash dividends on its Common Stock. The Company's Board of Directors does not currently intend to pay any such cash dividends on its Common Stock in the future.

     The Company has issued and outstanding an aggregate of 1,061,332 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), having a stated value of $4.00 per share. Holders of the outstanding shares of Series A Preferred Stock are entitled to receive a dividend equal to 10% per annum accruing from the date of first issuance. As of December 31, 1998, an aggregate of $39,750 in accrued and unpaid cumulative dividends are due and owing to holders of outstanding shares of Series A Preferred Stock.

     In addition, the Company has outstanding an aggregate of 600 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"), having a stated value of $1,000 per share. Holders of the Series B Preferred Stock are entitled to receive payment of dividends at the annual rate of 8% per share of Series B Preferred Stock, accruing in arrears from the date of first issuance, payable quarterly either in cash or in the form of shares of the Company's Common Stock valued at market price. Such shares of Series B Preferred Stock were issued in January 1999; accordingly, no dividends had accrued or were outstanding as of December 31, 1998.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Reverse Split

     Unless otherwise stated, all share and per share information contained in this Annual Report gives retroactive effect to a 1-for-13 reverse split of all outstanding shares of common stock which was effected on January 23, 1998.

Liquidity and Capital Resources

     Since its inception, the Company has relied principally upon the proceeds of private equity financings to fund its working capital requirements. The Company has generated only minimal revenues from operations to date. During the year ended December 31, 1998, the Company completed a private offering of units ("Units"), each Unit consisting of one share of the Company's Series A Convertible Preferred Stock and two Common Stock Purchase Warrants. In this offering, the Company sold an aggregate of 988,750 Units representing proceeds of approximately $3,740,407, net of offering costs.

     In January 1999, the Company issued and sold to one accredited investor 263,158 units at a price of $1.90 per unit, for aggregate consideration of $500,000. Each unit sold in this offering consisted of one share of the Company's Common Stock, one Warrant exercisable for three years to purchase one additional share of Common Stock at a price of $6.00 per share, and one Warrant exercisable for three years to purchase one additional share of Common Stock at a price of $8.00 per share.

     In January 1999, the Company also completed the sale to one accredited investor of 600 shares of Series B Convertible Preferred Stock, 15,000 shares of Common Stock and Warrants exercisable to purchase, in the aggregate, 120,000 shares of Common Stock at an exercise price of $3.00 per share. The aggregate purchase price for the foregoing securities was $600,000.

     At December 31, 1998 and December 31, 1997, the Company had total assets of $2,407,603 and $1,212,659, respectively. The assets at December 31, 1998 consisted principally of cash of $512,925, prepaid expenses and other current assets of $20,135, property and equipment of $1,632,370, net of depreciation, and intangible assets of $89,195, net of accumulated amortization, and other assets of $152,978.

     Total liabilities at December 31, 1998 and December 31, 1997 were $1,139,479 and $509,723, respectively. The liabilities at December 31, 1998 consisted primarily of accounts payable of $360,176, accrued liabilities of $363,138, and deposits on unissued shares of Common Stock and Preferred Stock of $411,160.

     Stockholders' equity at December 31, 1998 and December 31, 1997 was $1,273,129 and $711,936, respectively. The Company will require substantial additional capital for the acquisition of additional ISPs as well as for the continued deployment of its current ISP networks. The precise timing of the Company's future capital requirements cannot be accurately predicted. The Company will require additional financing through the sale of equity or debt securities in the future. The Company has no commitments for any additional financing and there can be no assurance that such commitments can be obtained, and if so, on terms acceptable to the Company. Any additional equity financing may be dilutive to the Company's existing stockholders and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If the Company is unable to obtain additional capital as needed, the Company may be required to reduce the scope of its operations, which would have a material adverse effect upon the Company's business, financial condition and results of operations.

Results of Operations

     For the year ended December 31, 1998, the Company had revenues from operations of $7,898, consisting primarily of subscriber revenues received for Internet access services provided. The Company had no revenues from continuing operations for the year ended December 31, 1997.

     Selling, general and administrative expenses for the year ended December 31, 1998 increased to $5,300,834 from $8,938 for the period from July 29, 1997 (inception) to December 31, 1997. The increase was due to the Company's continued activities, which consisted primarily of efforts to purchase or otherwise acquire wireless frequencies for use in the development and deployment of 2-way wireless data networks, development and commercialization of the Tampa and Fresno networks, and efforts to purchase or otherwise acquire ISPs in selected markets. These activities resulted in a net loss for the year of $5,274,832.

Net Operating Loss Carryforwards

     At December 31, 1997, the Company had a net operating loss carryforward for income tax purposes of approximately $2,200, which expires beginning in 2017. Under the Tax Reform Act of 1986, the amounts of and the benefits from net operating loss carryforwards are subject to certain limitations in the amount of net operating losses that the Company may utilize to offset future taxable income.

Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share." The Company adopted SFAS 128 for the period from inception (July 29, 1997) to December 31, 1997. SFAS 128 established new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations to the financial statements issued.

Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expense, gains, and losses) in a full set of general purpose financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and early application is permitted. SFAS 130 requires reclassification of financial statements for all periods presented for comparative purposes. The adoption of SFAS 130 did not have a material effect on the Company's financial statements.

Reporting For Segments

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 supersedes the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and early application is permitted. The adoption of SFAS 131 did not have a material effect on the Company's financial statements.

The Year 2000 Issue

     The Year 2000 Issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. During 1998, the Company has made a preliminary determination that it may be required to upgrade or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The upgrades are scheduled to be completed in the third quarter of 1999. The Company presently believes that, with upgrades of existing software and conversions to new software at an estimated cost of $25,000, Y2K can be mitigated. As of December 31, 1998, the Company had not incurred any expenses related to year 2000 compliance. The Company does not have a formal contingency plan, but believes it will be able to create one in the third quarter of 1999, if it is determined that any systems are at risk of being year 2000 non-compliant. However, it cannot be assured that the remedial actions being implemented will be completed by the time necessary to avoid year 2000 problems or that the cost, which is based on the Company's estimates, will not be material. Although the Company is assessing the reliability of their year 2000 compliance, disruptions of the computer systems of banks, vendors, customers or other third parties, whose systems are outside the Company's control, could impair the Company's ability to obtain necessary equipment or to sell to or service their customers. Disruptions of the computer programs or the computer systems of the Company's banks, vendors, or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the Company's financial condition and results of operations.

ITEM 7.   FINANCIAL STATEMENTS

1.   Report of Independent Certified Public Accountants

2.   Consolidated Balance Sheet dated December 31, 1998

3. Consolidated Statements of Operations for the period from inception (July 29, 1997) to December 31, 1997, and for the year ended December 31, 1998.

4.   Consolidated Statements of Stockholders' Equity.

5. Consolidated Statements of Cash Flows for the period from inception (July 29, 1997) to December 31, 1997 and the year ended December 31, 1998.

6.   Notes to consolidated financial statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective December 31, 1998 the Company's Board of Directors approved a change in the Company's independent accountant. Cordovano and Harvey, P.C. had been the independent accountant who had been previously engaged as the principal accountant to audit the Company's financial statements up until December 31, 1997. Cordovano and Harvey, P.C.'s reports covered the year ended December 30, 1997 and the period from inception (September 23, 1996) to December 31, 1996 of SkyLynx Communications, Inc. (formerly Allied Wireless, Inc.) as well as the period of inception (July 29, 1997) to December 31, 1997 for SkyLynx Communications, Inc. (formerly SkyLynx Express Holdings, Inc.). None of the reports of Cordovano and Harvey, P.C. on the financial statements of the Company for periods reported on by Cordovano and Harvey, P.C. contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Nor have there been at any time any disagreements between the Company and Cordovano and Harvey, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     The Company retained the accounting firm of Arthur Andersen, LLP to serve as the Company's independent accountant to audit the Company's financial statements. This engagement was effective December 31, 1998. Prior to its engagement as the Company's independent accountant, Arthur Andersen LLP had not been consulted by the Company either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements or on any matter that was the subject of any prior disagreement between the Company and its previous certifying accountant.

                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name                Age  Position(1)

Jeffery A. Mathias  39   President, Chief Executive Officer and Director
Gary L. Brown       52   Director, Chairman of the Board
Frank P. Ragano     70   Director
Kenneth L. Marshall 59   Secretary and General Counsel
James E. Maurer     38   Chief Financial Officer
Steven R. Jesson    50   Vice President of Market Integration
Ned Abell           44   Vice President, Mergers and Acquisitions
Vincent Gordon      42   Vice President, Corporate Operations


(1)  There exists no family relationship between any officer or director.

     Each director is elected to serve for a term of one year until a successor is duly elected and qualified.

The Board of Directors

     GARY L. BROWN is Chairman of the Board and original founder of Allied Wireless, Inc. Mr. Brown has been in the securities industry since 1973 as a registered securities principal. Mr. Brown attended Central Missouri State University from 1967 to 1972 and currently resides in Sarasota, Florida.

     JEFFERY A. MATHIAS serves as President and Chief Executive Officer
(CEO) of SkyLynx Communications, Inc.  (See below.)

     FRANK P. RAGANO, Major General, U. S. Army (RET) was, until 1999, President and CEO of CMS, Inc., a wholly owned subsidiary of Daimler-Benz GmbH. He graduated with a B.S. degree from Duquense University in 1950 and later graduated with a Master of Business Administration (MBA) from Syracuse University, New York. After his well decorated career in the military, Mr. Ragano retired from active Army service and became Vice President of the American Defense Preparedness Association and Chairman and CEO of BEI Defense Systems Company.

Executive Officers

     JEFFERY A. MATHIAS - 39, President and CEO
     Mr. Mathias has 14 years experience in both technical and business related start-up and early stage companies specifically in the fields of software, finance and wireless communications. Mr. Mathias was also formerly the Director of International Development and a Director of American Telecasting, Inc. (ATEL), a leading wireless cable provider in the U.S. Prior to ATEL, Mr. Mathias co-founded The Choice TV Group, Inc. which included 11 wireless cable companies in the United States providing service to customers in the Midwest, Colorado, and California. Mr. Mathias graduated from Indiana University with an MBA. He also holds a BSEE from Rose-Hulman Institute of Technology.

     JAMES E. MAURER - 38, Chief Financial Officer
     Mr. Maurer has over 10 years of financial and business development experience, the last five of which have been spent in wireless telecommunications. He has taken active roles in the capital formation of both start-up ventures and publicly held companies, completing both private and public equity and debt financing. He has also completed numerous joint ventures and acquisitions in the wireless telecommunications industry. Since 1997, Mr. Maurer has been Director of Finance for Formus Communications, Inc., a company formed in 1996 to acquire LMDS spectrum in international markets, and in those markets to operate fixed wireless broadband networks offering high-speed, high bandwidth telecommunications services, including data transport and Internet access. During his tenure, Formus raised over $85 million in equity venture capital. Prior to joining Formus, Mr. Maurer was Vice President of Finance from 1995 to 1997 for Wireless Holdings International, a startup venture pursuing wireless cable television projects in Europe. In 1994 and 1995, Mr. Maurer worked for American Telecasting, Inc. as its Director of Financial Planning and Analysis. Mr. Maurer holds a Bachelor of Arts in Economics from Harvard University and also a Master of Science in Management from the MIT Sloan School of Management.

     NED ABELL - 44, Vice President, Mergers and Acquisitions
     Mr. Abell has substantial experience in mergers and acquisitions in the wireless industry and has broad senior management experience with wireless telecommunications companies as well as prior financial and operational experience. Mr. Abell has most recently been responsible for the corporate development and merger and acquisition activities of American Telecasting, Inc. Prior to American Telecasting, Mr. Abell was a Treasury Analyst in Corporate Development with United Cable Television Corporate. Mr. Abell holds a Bachelor of Science Degree in Business Administration from the University of Colorado.

     STEVEN R. JESSON - 50, Vice President, Market Integration
     Mr. Jesson operates a resource center in the San Francisco Bay area, where his primary role will be to establish a customer care center, coordinate the process of integrating acquired ISPs and develop a comprehensive network between the Company and various Value Added Resellers and local ISPs. From 1986 to 1997, Mr. Jesson worked in various positions at Fidelity Brokerage Services, Inc., a wholly owned division of Fidelity Investments (FMR Corp.). As a Branch Manager he opened up new offices in St. Petersburg, Florida and Honolulu, Hawaii. He rose to the Senior VP position with responsibility over 19 offices and over 300 employees. Mr. Jesson most recently worked with Wedbush Morgan Securities as Vice President/Sales Office Manager for the SF Bay Area. Mr. Jesson holds a BA degree in Political Economics from Colorado College.

     VINCENT P. GORDON- 42, Vice President, Corporate Operations
     Mr. Gordon has 20 years experience in the information systems and telecommunications industry and startup companies. Mr. Gordon joined IBM Corp. where he held various management positions in the telecommunications industry, working closely with IBM/ROLM, MCI Communications and some of IBM's largest telecommunications customers. Prior to joining the Company in May 1998, Mr. Gordon spent the previous six years developing the China Travel Network (a national travel and tourism network) in the People's Republic of China. The China Travel Network utilized a combination of traditional fiber and copper wired service as well as microwave and satellite technologies. Mr. Gordon holds a Bachelor of Science Degree in Marketing and Finance from Mt. St. Mary's College.

     The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of stockholders. Each executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by the Company's By-Laws.

     During the fiscal year ended December 31, 1998, the Company had no standing Audit Committee. The Company plans to form an Audit Committee during the current fiscal year. No member of the Audit Committee receives any additional compensation for his service as a member of that Committee. The Audit Committee is responsible for providing assurance that financial disclosures made by management reasonably portray the Company's financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee oversees the external audit coverage, including the annual nomination of the independent public accountants, reviews accounting policies and policy decisions, reviews the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquires about the existence and substance of any significant accounting accruals, reserves or estimates made by management, reviews with management the Management's Discussion and Analysis section of the Annual Report, reviews the letter of management representations given to the independent public accountants, meets privately with the independent public accountants to discuss all pertinent matters, and reports regularly to the Board of Directors regarding its activities.

     The Company plans to form a Compensation Committee during fiscal 1999. It is expected the members of the Compensation Committee will receive additional compensation for service as a member of that Committee. The Compensation Committee will be responsible for reviewing pertinent data and making recommendations with respect to compensation standards for the executive officers, including the President and Chief Executive Officer, establishing guidelines and making recommendations for the implementation of management incentive compensation plans, reviewing the performance of the President and CEO, establishing guidelines and standards for the grant of incentive stock options to key employees under the Company's Equity Incentive Plan, and reporting regularly to the Board of Directors with respect to its recommendations.

     There are no family relationships among Directors, nor any arrangements or understandings between any Director and any other person pursuant to which any Director was elected as such. The present term of office of each Director will expire at the next annual meeting of stockholders.

     During the fiscal year ended December 31, 1998, with the exception of Francis Ragano, who received 200,000 non-qualified stock options, no other outside Directors received no cash compensation or other remuneration for their services as such, however they were reimbursed their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as Directors of the Company.

     Directors who are also executive officers of the Company receive no additional compensation for their services as Directors.

     Except as disclosed in this Report, there are no material proceedings to which any director, officer or affiliate of the Company, or any owner of record or beneficiary of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

     During the past five years, no director or officer of the Company has:

     (1) Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a, court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an Executive Officer at or within two years before such filings;

     (2) Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting his involvement in any type of business, securities or banking activities.

     (4) Been found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers (and certain other officers) and any persons holding more than 10% of the Company's outstanding voting securities are required to report their ownership in the Company's securities and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during fiscal 1998. Based solely upon the Company's reliance upon the written representations of its directors and officers or copies of the reports that they have filed with the Commission, all of these filing requirements were satisfied by the Company's officers, directors and 10% owners during the prior fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table and discussion set forth information with respect to all compensation earned by or paid to the Company's CEO, and its most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.



                                   TABLE 1
                         Summary Compensation Table
                         ---------------------------

                                                       Long Term
Compensation
                    Annual Compensation                Awards

                                                                           P
                                                                           a
                                                                           y
                                                                           o
                                                                           u
                                                                           t

                                        Other

                                                                           A
                                                                           l
                                                                           l

                                        Annual         Restricted

                                                                           L
                                                                           T
                                                                           I
                                                                           P


                                                                           O
                                                                           t
                                                                           h
                                                                           e
                                                                           r

Name and                                Compen-           Stock

                                                                           P
                                                                           a
                                                                           y
                                                                           -   Compen-
Principal           Salary    Bonus     sation           Award(s)
                                        Options/  outs    sation
Position       Year  ($)      ($)         ($)               ($)       SARS
                                                             ($)        ($)

                                                                           <
                                                                           C
                                                                           >
                                                                           <
                                                                           C
                                                                           >

Gary Brown,    1998 $106,369  $20,000   -0-            -0-            57,60
                                                                      0-
     0-        -0-
Chairman of
the Board
and former CEO 1997 $47,346   -0-       -0-            -0-            -0-
          -0-       -0-

Jeffery        1998 $53,877   $20,000   -0-            -0-            130,4
                                                                      34-
     0-        -0-
Mathias,
President
and CEO        1997 -0-       -0-       -0-            -0-            -0-
          -0-       -0-

Employment Agreements

     The Company has entered into written employment agreements with Mr.
Mathias, as President and CEO, with Mr. Maurer, as Chief Financial Officer, with Mr. Abell, as Vice President of Mergers and Acquisitions, with Mr.
Gordon, as Vice President of Corporate Operations, and with Mr. Jesson, as
Vice President of Market Integration.

     Mr. Mathias' agreement has a term ending on October 31, 2000 and provides for an annual base salary of $144,000 per year, subject to minimum annual increases of 10% per year. In addition, Mr. Mathias received a stock grant of 325,000 shares of the Company's common stock and additional stock options exercisable to purchase, in the aggregate, 1,080,966 shares of the Company's common stock at an exercise price of $1.94 per share, subject to future vesting. The agreement further provides that Mr. Mathias will be entitled to receive additional incentive stock options in the future such that he will be assured of holding, on a fully diluted basis, shares of common stock and options exercisable to purchase common stock representing 7% of the total outstanding shares of the Company's common stock.

     Mr. Maurer's agreement terminates on December 31, 2000 and provides for an annual base salary of $120,000 per year, subject to minimum increases of 10% per year. Mr. Maurer received a stock grant of 75,000 shares and additional stock options exercisable to purchase, in the aggregate, an additional 716,566 shares at an exercise price of $1.94 per share, subject to future vesting. Mr. Maurer's agreement also provides for the future grant of additional incentive stock options such that he will be assured of holding shares of Company common stock and incentive stock options representing, on a diluted basis, not less than 3.7% of the total issued and outstanding shares of the Company's common stock.

     Mr. Abell's agreement terminates on November 30, 2000 and provides for an annual base salary of $108,000 per year, subject to minimum increases of 10% per year. In addition, Mr. Abell received an initial stock grant of 50,000 shares of the Company's common stock and additional stock options exercisable to purchase, in the aggregate,289,366 shares of the Company's common stock at an exercise price of $1.94 per share, subject to future vesting based upon performance.

     Mr. Gordon's agreement terminates on April 30, 2000 and provides for an annual base salary of $108,000 per year, which effective May 1, 1999 increases to $144,000 per year. In addition, Mr. Gordon received an initial grant of 34,366 options to purchase shares of the Company's common stock at an exercise price of $4.00 per share, subject to future vesting.

     Mr. Jesson's agreement terminates on December 31, 2000 and provides for an annual base salary of $144,000 per year, which effective January 1, 1999 increases to $156,000 per year. In addition, Mr. Jesson received an initial grant of 34,366 options to purchase shares of the Company's common stock at an exercise price of $4.00 per share, subject to future vesting.

Equity Incentive Plan

     The Company's Board of Directors and Shareholders have adopted and approved the Company's 1998 Equity Incentive Plan (the "Plan"). Pursuant to the Plan, Stock options granted to eligible participants may take the form of Incentive Stock Options ("ISO's") under Section 422 of the Internal
Revenue Code of 1986, as amended (the "Code") or options which do not qualify as ISO's (Non-Qualified Stock Options or "NQSO's"). As required by
Section 422 of the Code, the aggregate fair market value of the Company's
Common Stock with respect to its ISO's granted to an employee exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to NQSO's. The exercise price of an ISO may not be less than 100% of the fair market value of the shares of the Company's Common Stock on the date of grant. The exercise price of an NQSO may be set by the administrator. An option is not transferable, except by will or the laws of descent and distribution. If the employment of an optionee terminates for any reason (other than for cause, or by reason of death, disability, or retirement), the optionee may exercise his options within a ninety day period following such termination to the extent he was entitled to exercise such options at the date of termination. Either the Board of Directors (provided that a majority of directors are "disinterested") can administer the Plan, or the Board of Directors may designate a committee comprised of directors meeting certain requirements to administer the Plan. The Administrator will decide when and to whom to make grants, the number of shares to be covered by the grants, the vesting schedule, the type of award and the terms and provisions relating to the exercise of the awards. An aggregate of 1,750,000 shares of the Company's
Common Stock is reserved for issuance under the Plan.

     At December 31, 1998, the Company had granted incentive stock options under the Plan exercisable to purchase an aggregate of 1,229,106 shares of Common Stock at a weighted average exercise price of $2.30 per share, of which 808,378 options are subject to future vesting.

     The following tables set forth certain information concerning the granting and exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:

                                   TABLE 2
                         Option/SAR Grants for Last
                       Fiscal Year - Individual Grants


                     Number of     % of Total
                     Securities    Options/SARs
                     Underlying    Granted to
                     Options/SARs  Employees in   Exercise       Expiration
Name         Year    Granted (#)   Fiscal Year    Price ($/sh)   Date

Gary Brown   1998    57,600        4.7%           $2.30          Dec 2003
             1997    -0-           0%             -0-

Jeffery      1998    130,434       10.6%          $2.30          Dec 2003
Mathias      1997    -0-           0%             -0-

                                  TABLE 3
             Aggregated Option/SAR Exercises in Last Fiscal Year
                        and FY-End Option/SAR Values

                                                  Number of     Value of
                                                  Unexercised   Unexercised
               Shares                             Options/SARs  In-the-
               Acquired        Value Realized(1)  at FY-End (#) Money
Name           on Exercise (#)       ($)          Exercisable   Options/
                                                                SARs at FY-
                                                                End ($)(2)
                                                                Exercisable

Gary Brown     -0-             -0-              19,200          $11,040
Jeffery
Mathias        -0-             -0-              43,478          $25,000

(1) Value Realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the Common Stock on the date the options are exercised.

(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.
     The fair market value of the securities underlying the options, based on the closing bid price of the Company's Common Stock at December 31, 1998.

Indemnification and Limitation on Liability of Directors

     The Company's Articles of Incorporation provide that the Company shall indemnify, to the fullest extent permitted by Colorado law, any director, officer, employee or agent of the corporation made or threatened to be made a party to a proceeding, by reason of the former or present official of the person, against judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

     The Company's Articles of Incorporation limit the liability of its directors to the fullest extent permitted by the Colorado Business
Corporation Act. Specifically, directors of the Company will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for (i) any breach of the duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law, (iii) dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions, (iv) violations of certain laws, or (v) any transaction from which the director derives an improper personal benefit. Liability under federal securities law is not limited by the Articles. The officers of the Company will dedicate sufficient time to fulfill their fiduciary obligations to the Company's affairs. The Company has no retirement, pension or profit sharing plans for its officers and Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of the date of this Annual
Report the number of shares of the Company's Common Stock owned by (i) each person who owned of record, or was known to own beneficially, more than five percent (5%) of the Company's outstanding shares of Common Stock,
(ii) each of the Company's current directors and executive officers and
(iii) all of the Company's current directors and executive officers as a group:



                                        Shares
                                        Beneficially   Percentage
Name & Address of Owner(4)(5)             Owned        Ownership(1)(2)

Gary L. Brown                           2,395,353      21.0%

Joseph F. Morgan                        974,616        8.6%

Frank P. Ragano                         30,128         2.7%

Kenneth L. Marshall                     317,225        2.8%

Jeffery A. Mathias                      411,956        3.6%

James Maurer                            161,956        1.4%

Steven R. Jesson                        151,220        1.3%

Ned Abell                               136,956        1.2%

Vincent Gordon                          146,322        1.3%

Network System Technologies, Inc.(3)    1,827,767      16.1%
55 South Market Street
San Jose, California 96112

Rovel Finance, Ltd. (6)                 673,077        5.9%

A.V.G. Enterprises, Inc. (7)            164,308        1.5%

All Directors and Officers as a
Group ( 8 Persons)                      4,031,116      33.1%


(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them within sixty (60) days of the date of this Registration Statement are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group.

(2) Assumes the conversion of all Series A Preferred Stock sold in the 1998 Private Offering into an equal number of shares of Common Stock.
      Also assumes no conversion of the outstanding shares of Series B
      Preferred Stock which are convertible at the option of the holder into shares of Common Stock at a conversion price equal to a 20% discount from the market price of the Company's Common Stock from the date of conversion, subject to minimum and maximum values. Also assumes that no outstanding options or warrants are exercised to purchase additional shares of the Company's Common Stock.

(3) NST, a California corporation, is the record owner of the subject shares. Voting and investment power with respect to such shares is exercised by the NST Board of Directors which is comprised solely of Eduardo J. Moura, Tony Colheo and J.R. Gallucci. Mssrs. Moura,
      Colheo and Galucci disclaim beneficial ownership of such shares for purposes of Section 16 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(4)   Unless otherwise noted, each person's address is c/o SkyLynx
      Communications, Inc., 103 Sarasota Quay, Sarasota, Florida 34236.

(5) Each shareholder exercises the sole investment and voting power with respect to their shares.

(6) Voting and investment power with respect to these securities is exercised by Camille Froideveaux, Geneva, Switzerland.

(7) Voting and investment power with respect to these securities is exercised by Camille Froideveaux, Geneva, Switzerland.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED  TRANSACTIONS

Founders' Stock

      Upon formation of the Company in September 1996, the Board of Directors of the Company authorized the issuance of a total of 653,846 shares of Common Stock to the Company's initial officers and directors, in consideration of cash and services provided the Company by such persons, which shares were issued in fiscal 1997. The services were valued at $0.001 per share, and the shares were issued for that consideration.

Consultants' Shares

      On October 15, 1997 the Company issued an aggregate of 492,307 shares of Common Stock valued at $.013 per share to six consultants in consideration of services rendered in connection with the identification, negotiation and consummation of the Company's acquisition of SkyLynx
Express Holdings, Inc. ("SkyLynx Express").  Among such consultants, Joseph
F. Morgan, the Company's Executive Vice President and Director, received
192,308 shares and Kenneth Marshall, the Company's General Counsel, received 230,769 shares.

Acquisition of SkyLynx Express Holdings, Inc.

      In 1997 the Company consummated the acquisition of 100% of the outstanding Common Stock of SkyLynx Express. In the transaction, the Company issued to the shareholders of SkyLynx Express, pro rata, an aggregate of 6,875,000 shares of the Company's Common Stock. Those shareholders of SkyLynx Express, and the number of shares received by each, is set forth below:



      SkyLynx Express Shareholder       # of Shares

      Network System Technologies, Inc. 1,923,077
      Gary Brown                        2,163,462
      William Chastain                  480,769
      Rovel Finance, Ltd. (1)           673,077
      Joseph F. Morgan                  817,308
      A.V.G. Enterprises, Inc.(2)       817,308


(1) Voting and investment power with respect to these securities is exercised by Camille Froideveaux, Geneva, Switzerland.

(2) Voting and investment power with respect to these securities is exercised by Camille Froideveaux, Geneva, Switzerland.

      SkyLynx Express had been formed and organized by NST networking for the purpose of developing and serving markets utilizing NST's asymmetric wireless technology. As part of the acquisition, the Company obtained from NST a nonexclusive, worldwide, royalty-free sublicensable right to utilize or otherwise commercially exploit the NST technology, including its two-way wireless asymmetric digital high speed data technology. In addition, NST committed to become engaged by the Company under general operating agreements ("GOAs") to deploy and operate the Company's wireless networks utilizing NST technology.

      As further consideration of the foregoing, and in addition to the issuance of the 6,875,000 shares of the Company's Common Stock, the Company
(i) purchased a dishonored check issued by Paradise Cable Corporation to NST in the amount of $71,570.91, (ii) paid NST fees and expenses in the amount of $37,500, (iii) assumed NST's obligations under a $100,000 promissory note and (iv) assumed and agreed to pay an NST account payable to Hybrid Network, Inc. in the approximate amount of $480,000.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements

      The following financial statements are filed as part of this report:

      1   Report of Independent Certified Public Accountants

      2.  Consolidated Balance Sheet dated December 31, 1998

      3.  Consolidated Statements of Operations for the period from
inception            (July 29, 1997) to December 31, 1997, and for the year
ended December            31, 1998.

      4.  Consolidated Statements of Stockholders' Equity.

      5.  Consolidated Statements of Cash Flows for the period from
inception            (July 29, 1997) to December 31, 1997 and the year
ended December 31,            1998.

      6.  Notes to consolidated financial statements


Exhibits

Exhibit No.         Title

*    2.1     Agreement and Plan of Reorganization dated August 5, 1997

*    2.2     Amendment No. 1 to Agreement and Plan of Reorganization dated
             December 16, 1997

*    3.1     Articles of Incorporation

*    3.2     Articles of Amendment to Articles of Incorporation dated August
             1997

*    3.3     Articles of Amendment to Articles of Incorporation dated
             February 1998

*    3.4     Articles of Amendment to Articles of Incorporation dated March
             1998

*    3.5     Bylaws

*    4.1     Certificate of Designations of Rights and Preferences of Series
             A Convertible Preferred Stock

*    4.2     Specimen Common Stock Certificate

*    4.3     Specimen Preferred Stock Certificate

*    4.4     Specimen Class A Warrant Certificate

*    4.5     Specimen Class B Warrant Certificate

*    10.1    1998 Stock Incentive Plan

*    10.2    Asset Purchase and Sale Agreement dated May 11, 1998 between the Company and Nadex West, Inc.

*    10.3    License Agreement dated December 16, 1997 between the Company and Network System Technologies, Inc.

*    10.4    Tampa Network Agreement

*    10.5    Gerard Klauer Mattison & Co. Engagement Letter

**   10.6    Asset Purchase Agreement with Interaccess Corporation dated as of February 2, 1999

***  10.7    Asset Purchase Agreement with ContiNet, LLC dated as of March
             24, 1999

***  10.8    Promissory Note

**** 18.0    Letter of Cordovano and Harvey, P.C., former accountants to the
             Company

*****23.1    Consent of Cordovano and Harvey, P.C. dated April 14, 1999

*****23.2    Consent of Arthur Andersen LLP dated April 13, 1999


* Incorporated by reference from the Registrant's Registration Statement on 10-SB/A-4 as filed with the Commission on December 16, 1998

** Incorporated by reference from the Registrant's Current Report on 8-K as filed with the Commission on February 2, 1999

*** Incorporated by reference from the Registrant's Current Report on 8-K as filed with the Commission on March 14, 1999

**** Incorporated by reference from the Registrant's Current Report on 8-K as filed with the Commission on January 26, 1999

*****Filed herewith

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SKYLYNX COMMUNICATIONS, INC.


Date:     April 15, 1999 By:       /s/ Jeffery A. Mathias
                                   -------------------------------------
                                   Jeffery A. Mathias, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                TITLE     DATE

     /s/ Jeffery A. Mathias   President, Chief Executive    April 15, 1999
     ----------------------
     Jeffery A. Mathias       Officer and Director

     /s/ Gary L. Brown        Director                      April 15, 1999
     ----------------------
     Gary L. Brown

     /s/ Francis Ragano       Director                      April 15, 1999
     ----------------------
     Francis Ragano

     /s/ James Maurer         Chief Financial Officer/      April 15, 1999
     ----------------------   Chief Accounting Officer
     James Maurer

