Form 10QSB
period 1999-03-31
SKYLYNX COMMUNICATIONS INC
filed 1999-05-20
CIK 1059620

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the fiscal quarter ended March 31, 1999

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from             to
                                        ------------   -----------

                      Commission file number   0-24687

                        SKYLYNX COMMUNICATIONS, INC.
           -------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

         Colorado                                    84-1360029
--------------------------------               ---------------------
(State or other jurisdiction                      I.R.S. Employer
of incorporation or organization)              Identification number

     600 South Cherry Street, Suite 305, Denver, Colorado         80222
     ------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code:   (303) 316-0400

                 103 Sarasota Quay, Sarasota, Florida 34236
            -----------------------------------------------------
            (Former Name or Address if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to filing requirements for the past 90 days.  Yes   X
  No                                                                  -----
    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 20 , 1999, the Company had 10,941,081 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes ___  No  X

                                                                       ----

                                    INDEX
                                    -----

                       PART I.  FINANCIAL INFORMATION
                                                                 Page
                                                                 ----
Item 1.   Financial Statements

     Condensed Consolidated Balance Sheet as of March 31, 1999   2

     Condensed Consolidated Statements of Operations for the
          three month periods ended March 31, 1999 and March 31, 1998 and the period from inception (July 29, 1997)
          to March 31, 1999                                      3

     Condensed Consolidated Statements of Cash Flows for the
          three month periods ended March 31, 1999 and March
          31, 1998 and the period from inception (July 29,
          1997) to March 31, 1999                                4

     Notes to Condensed Consolidated Financial Statements        6

Item 2. Management's discussion and analysis of financial condition and results of operations

     Liquidity and Capital Resources                             7

     Results of Operations                                       9

                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      14

Item 2.   Changes in Securities                                  14

Item 3.   Defaults Upon Senior Securities                        14

Item 4.   Submission of Matters to a Vote of Security Holders    14

Item 5.   Other Information                                      14

Item 6.   Exhibits and Reports on Form 8-K                       14

                SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

           CONDENSED CONSOLIDATED BALANCE SHEET --  MARCH 31, 1999
                                 (UNAUDITED)


          ASSETS
CURRENT ASSETS:
 Cash                                                  $    843,365
 Prepaid expenses and other current assets                  269,536
                                                       ------------
Total current assets                                      1,112,901

PROPERTY AND EQUIPMENT, net                               1,728,989
INTANGIBLE ASSETS, net of accumulated
 amortization of $11,790                                     94,603

OTHER ASSETS, net of accumulated amortization
 of $41,238                                                 934,704
                                                       ------------
   Total assets                                        $  3,871,197
                                                       ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of note payable                    $     25,000
 Accounts payable                                           356,057
 Accrued liabilities                                        184,476
 Deposits on unissued shares of common stock and
   preferred stock                                          348,093
                                                       ------------
   Total current liabilities                                913,626
                                                       ------------
COMMITMENTS AND CONTINGENCIES

NOTE PAYABLE, net of current maturities                      25,000

STOCKHOLDERS' EQUITY:
 Preferred stock                                          3,978,119
 Common stock                                                10,889
 Additional paid-in capital                               7,786,972
 Deficit accumulated during development stage            (8,843,409)
                                                       ------------
   Total stockholders' equity                             2,932,571
                                                       ------------
   Total liabilities and stockholders' equity          $  3,871,197

                                                       ============



 Accompanying notes are an integral part of this consolidated balance sheet

                SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE-MONTH PERIODS ENDED MARCH  31, 1999 AND 1998
       AND THE PERIOD FROM INCEPTION (JULY 29, 1997) TO MARCH 31, 1999
                                 (UNAUDITED)


                                                                Cumulative
                                                                from Incep-
                                   Three Month Period Ended     tion (July
                                   ------------------------      29, 1997)
                                     March 31,    March 31,      to March
                                       1999         1999         31, 1999
                                  ------------   ----------    ------------

REVENUES                          $      67,888  $         -   $    75,786

SELLING, GENERAL AND ADMINIS-
 TRATIVE EXPENSES                     3,360,606      325,465     8,670,378
                                  ------------- ------------   ------------
OPERATING LOSS                       (3,292,718)    (325,465)   (8,594,592)

NET INTEREST INCOME                       2,895        2,432        20,999
                                  ------------- ------------   ------------
NET LOSS BEFORE PROVISION FOR
 INCOME TAXES                        (3,289,823)    (323,033)   (8,573,593)

PROVISION FOR INCOME TAXES                    -            -             -
                                  ------------- ------------   ------------
NET LOSS                             (3,289,823)    (323,033)   (8,573,593)

PREFERRED STOCK DIVIDENDS              (239,642)           -      (279,401)

ACCRETION OF BENEFICIAL CONVERSION
 FEATURE OF PREFERRED STOCK            (138,442)           -      (211,471)
                                  ------------- ------------   ------------
NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS                     $  (3,667,907) $  (323,033)  $(9,064,465)
                                  ============= ============   ============
NET LOSS PER SHARE-BASIC          $       (0.35) $     (0.04)

NET LOSS PER SHARE-DILUTED        $       (0.35) $     (0.04)

SHARES USED IN COMPUTING NET LOSS
 PER SHARE-BASIC                     10,572,168    8,772,189

SHARES USED IN COMPUTING NET LOSS
 PER SHARE-DILUTED                   10,572,168     8,772,189


  Accompanying notes are an integral part of these consolidated statements

                SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
       AND THE PERIOD FROM INCEPTION (JULY 29, 1997) TO MARCH 31, 1999
                                 (UNAUDITED)


                                                                Cumulative
                                                                from Incep-
                                   Three Month Period Ended     tion (July
                                   ------------------------      29, 1997)
                                     March 31,    March 31,      to March
                                       1999         1999         31, 1999
                                  ------------   ----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                         $  (3,289,823) $  (323,033)  $(8,573,593)
 Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities-
     Common stock issued for
      intellectual property con-
      tributed by stockholders                -            -         8,938
     Common stock issued for
      services                        1,971,209            -     3,742,827
     Depreciation and amortization      148,801       20,948       415,007
     Changes in operating assets
      and liabilities; excluding
      effects of purchases of assets-
        Prepaid expenses and other
         current assets                (207,548)           -      (227,683)
        Other assets                          -            -        91,772
        Accounts payable                (38,105)      27,879       263,265
        Accounts payable, related
         party                                -            -      (391,299)
        Accrued liabilities              (3,306)           -       356,706
        Other current liabilities             -      (18,492)        6,674
                                  ------------- ------------   ------------
        Net cash used in operating
          activities                 (1,418,772)    (292,698)   (4,307,386)
                                  ------------- ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of fixed assets           (138,302)     (84,605)   (1,408,391)
 Purchases of assets                   (497,928)           -      (497,928)
                                  ------------- ------------   ------------
   Net cash used in investing
     activities                        (636,230)     (84,605)   (1,906,319)
                                  ------------- ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Recapitalization                             -            -       620,061
 Proceeds from the issuance of
   preferred stock, net of offering
   costs                              1,256,271            -     4,996,678
 Proceeds from the issuance of
   common stock                         232,939            -       232,939
 Proceeds from the conversion of
   Series A warrants                    506,232            -       506,232
 Deposits on unissued shares            440,000            -       851,160
 Reimbursement of deposits on unissued
   shares                               (50,000)           -       (50,000)
   Principal debt payments                    -            -      (100,000)
                                  ------------- ------------   ------------
     Net cash provided by financing
      activities                      2,385,442            -     7,057,070
                                  ------------- ------------   ------------
NET INCREASE (DECREASE) IN CASH         330,440     (377,303)      843,365

CASH, beginning of period               512,925      628,110             -
                                  ------------- ------------   ------------
CASH, end of period               $     843,365  $   250,807   $   843,365
                                  ============= ============   ============
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
 Cash paid for-
   Interest                       $           -  $     4,043   $     4,626

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
   Debt assumed in exchange for
     license rights               $           -  $         -   $   100,000
   Debt assumed in acquiring equip-
   ment                           $           -  $         -   $   482,299
   Issuance of common stock for
     property and equipment       $           -  $         -   $   117,750
   Common stock issued for acquired
     assets                       $     299,547  $         -   $   559,797
   Shares issued on deposits      $     503,068  $         -   $   503,068


  Accompanying notes are an integral part of these consolidated statements

                SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       MARCH 31, 1999 AND 1998
                              (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Skylynx Communications, Inc. and subsidiaries (collectively, the Company) believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of the Company's management, these unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the financial position as of March 31, 1999, and the results of operations for the three-month periods ended March 31, 1999 and 1998. All such adjustments are of a normal, recurring nature.

     It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-KSB).

2.   LIQUIDITY:
     ---------

     The Company incurred operating losses for the three-month periods ended March 31, 1999 and 1998. Management plans to obtain future funding from outside investors and financial institutions. Management believes that this funding will allow the Company to increase its expansion efforts, which in turn, should generate increased revenues and enable the Company to continue to meet its obligations. The Company has been advised by its independent certified public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 1999, their auditors' report on those financial statements may be modified for that contingency.

3.   PURCHASES OF ASSETS:
     -------------------

     On February 2, 1999, the Company purchased certain assets of Interaccess Corporation (Interaccess). The assets purchased included property and equipment, a covenant not-to-compete and a customer list. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The consideration paid in this transaction was $195,385 in cash and 25,607 shares of common stock with a fair value of $195,385. Intangible assets resulting from the asset purchase are stated net of accumulated amortization and amortization is provided using the straight-line method over two years.

     On March 23, 1999, the Company purchased certain assets of Continet. The assets purchased included accounts receivable, inventory, property and equipment, goodwill and a covenant not to compete. Liabilities assumed were accounts payable and deferred income. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The consideration paid in this transaction was $343,379 in cash, a promissory note in the amount of $50,000, and 19,110 shares of common stock with a fair value of $104,162. Intangible assets resulting from the asset purchase are stated net of accumulated amortization and amortization is provided using the straight-line method over three years.

4.   COMMON STOCK:
     ------------

     On January 1, 1999, the Board of Directors (the Board) issued 450,000 shares of common stock as signing bonuses for three employees and 125,000 shares of common stock in exchange for services. The shares were issued without registration under the federal securities laws in reliance upon an exemption from registration requirements contained in the Securities Act of 1933, as amended.

     On January 7, 1999, the Board issued 121,355 shares of common stock in exchange for services. The shares were issued without registration under the federal securities laws in reliance upon an exemption from registration requirements contained in the Securities Act of 1933, as amended.

     On January 21, 1999, the Board issued 3,919 shares of common stock in exchange for services. The shares were issued without registration under the federal securities laws in reliance upon an exemption from registration requirements contained in the Securities Act of 1933, as amended.

     On January 31, 1999, the Company issued and sold 263,158 units to one investor at a price of $1.90 per unit, for aggregate consideration of $500,000. Each unit sold in this offering consisted of one share of the Company's common stock, one warrant exercisable for three years to purchase one additional share of common stock at a price of $6.00 per share, and one warrant exercisable for three years to purchase an additional share of common stock at an exercise price of $8.00 per share.

5.   UNIT OFFERINGS:
     --------------

Series A
--------

     In January 1999, the Company, through a private placement offering, sold 79,591 units to qualified investors for $4.00 per unit. Each unit consisted of one share of Series A convertible preferred stock, one Class A warrant, and one Class B warrant.

     The Company's Series A convertible preferred stock has a par value of $0.01 per share and a dividend rate of 10 percent. Each share of preferred stock is convertible into one share of the Company's $.001 par value common stock at the option of the stockholder. The option may be exercised after one year from the date of issue, upon effective registration of the underlying common shares, or automatically upon the earlier of (1) the third anniversary of the date of issue, or (2) once the Company's common stock publicly trades above $6.00 per share for 10 consecutive trading days. The preferred stock has a liquidation preference of $4.00 per share. As of March 31, 1999, the Company had accrued but unpaid dividends of $264,647.

     Each Class A warrant entitles the holder to purchase one share of common stock at $7.50 per share beginning one year from the date of issuance or beginning on the effective date of registration of the underlying common shares, whichever comes first. Each Class B warrant entitles the holder to purchase one share of common stock at $10.00 per share, beginning one year from the date of issuance or beginning on the effective date of registration of the underlying common shares, whichever comes first. Both the Class A and Class B warrants expire three years from the date of issuance. The Company may, under certain circumstances, redeem all of the outstanding Class A and Class B warrants upon 30 days written notice at $.01 per warrant.

     During the three-month period ended March 31, 1999, the Company offered to all investors who purchased units in the 1998 Private Offering, the opportunity to exercise all Class A warrants to purchase shares of the Company's common stock at a reduced exercise price of $2.00 per share upon the surrender to the Company for cancellation all Class B warrants.
As of March 31, 1999, 263,150 shares of common stock were issued for total consideration of $526,300.

Series B
--------

     In January 1999, the Company completed the sale to one accredited investor of 600 shares of Series B convertible preferred stock, 15,000 shares of common stock and warrants exercisable to purchase, in the aggregate, 120,000 shares of common stock at an exercise price of $3.00 per share. The aggregate purchase price for the securities was $600,000.

     The Company's Series B convertible preferred stock has a par value of $0.01 per share. Each share of preferred stock is convertible into shares of common stock at a rate of $3.00 per share of common stock. Each Class A warrant entitles the holder to purchase one share of common stock at $3.00 per share beginning on the date of issuance and the warrants expire three years from the date of issuance. The preferred stock has a liquidation preference of $1,000.00 per share. As of March 31, 1999, the Company had accrued but unpaid dividends of $12,500.

Series C
--------

     During the three-month period ended March 31, 1999, the Company, through a private placement offering, sold 207,750 units to qualified investors for $4.00 per unit for proceeds of $831,000. Each unit consisted of one share of Series C convertible preferred stock.

     The Company's Series C convertible preferred stock has a par value of $0.01 per share and a dividend rate of 10 percent. Each share of preferred stock is convertible into one share of the Company's $.001 par value common stock at the option of the stockholder. The option may be exercised after one year from the date of issue, upon effective registration of the underlying common shares, or automatically upon the third anniversary of the date of issue. The preferred stock has a liquidation preference of $4.00 per share. As of March 31, 1999, the Company had accrued but unpaid dividends of $2,254.

6.   PRO FORMA RESULTS OF OPERATIONS
     -------------------------------

     The following pro forma condensed consolidated statements of operations for the three-month periods ended March 31, 1999 and 1998, includes the results of the Company and Interaccess as if the acquisition had occurred as of January 1, 1998. The pro forma condensed consolidated statements of operations may not be comparable to and may not be indicative of the Company's post-acquisition results of operations.


                                           Three-Month Period Ended
                                          --------------------------------
                                          March 31, 1999  March 31, 1998
                                          --------------  --------------

        Revenues                           $     99,141   $   118,912
        Net loss                           $  3,696,631   $   382,758
        Net loss per share-basic           $       0.35   $      0.04
        Shares used in computing net
          loss per share-basic               10,581,557     8,797,796


7.   SUBSEQUENT EVENTS:
     -----------------

     In April 1999, the Company completed a private offering of 697,500 shares of Series C convertible preferred stock at a private offering price of $4.00 per share. The aggregate gross proceeds for the foregoing securities were $2,790,000.

     In May 1999, the Company completed a private offering of 10,000 shares of Series D convertible preferred stock at a private offering price of $1,000 per share. Each share of Series D convertible preferred stock is convertible into shares of common stock at a rate of $3.00 per share of common stock. Series D investors also received 305,880 warrants exercisable for one year to purchase 305,880 shares of common stock at an exercise price of $8.17 per share. The aggregate gross proceeds for the foregoing securities were $10,000,000.

     In May 1999, the Company also completed a private offering of 3,000 shares of Series E convertible preferred stock at a private offering price of $1,000 per share. Each share of Series E convertible preferred stock is convertible into shares of common stock at a rate of $3.00 per share of common stock. Series E investors also received 91,764 warrants exercisable for one year to purchase 91,764 shares of common stock at an exercise price of $8.17 per share. The aggregate gross proceeds for the foregoing securities were $3,000,000.

     Effective April 28, 1999, the Company acquired substantially all of the assets of Simply Internet, Inc., an ISP operating in the San Diego, California area and serving approximately 6,000 customers. The purchase price for this acquisition was approximately $2,123,775 in cash.

     Effective April 29, 1999, the Company acquired substantially all of the assets of Net Asset, LLC, an ISP operating in the Fresno, California, area and serving approximately 450 customers, the majority of which are business customers. The purchase price for this acquisition was approximately $1,175,000 in cash.

     Effective May 7, 1999, the Company acquired substantially all of the assets of SeaTac. Net, Inc., an ISP operating in the Seattle, Washington area and serving approximately 900 customers. The purchase price for this acquisition was approximately $400,000 in cash and stock.

     The Company has also entered into Binding Letters of Intent to acquire substantially all of the assets of two additional ISPs serving approximately 7,000 customers combined. These Binding Letters of Intent contemplate the execution and delivery of formal definitive agreements, the consummation of each of which is subject to numerous conditions, including the completion of satisfactory due diligence.

     As part of the confirmed Plan of Reorganization for Paradise Cable Corporation, the Company has agreed to acquire substantially all of the assets of Paradise Cable Corporation in consideration of the issuance of
(i) 220,000 shares of the Company's common stock; and (ii) the assumption by the Company of approximately $900,000 of indebtedness remaining to be paid to the Federal Communications Commission (FCC) in connection with the issuance of various multi-point distribution system licenses (MDS) and multi-point multi-channel distribution licenses (MMDS).

                        SKYLYNX COMMUNICATIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1 -- Forward-Looking Statements
------------------------------------

     In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Since its inception, the Company has relied principally upon the proceeds of private equity financings to fund its working capital requirements. The Company has generated only minimal revenues from operations to date. In January 1999, the Company issued and sold to one investor 263,158 units at a price of $1.90 per unit, for aggregate consideration of $500,000. Each unit sold in this offering consisted of one share of the Company's common stock, one warrant exercisable for three years to purchase one additional share of common stock at a price of $6.00 per share, and one warrant exercisable for three years to purchase one additional share of common stock at a price of $8.00 per share.

     In January 1999, the Company also completed the sale to one accredited investor of 600 shares of Series B convertible preferred stock, 15,000 shares of common stock and warrants exercisable to purchase, in the aggregate, 120,000 shares of common stock at an exercise price of $3.00 per share. The aggregate purchase price for the foregoing securities was $600,000.

     In April 1999, the Company completed a private offering of 697,500 shares of Series C convertible preferred stock at a private offering price of $4.00 per share. The aggregate gross proceeds for the foregoing securities were $2,790,000.

     In May 1999, the Company completed a private offering of 10,000 shares of Series D convertible preferred stock at a private offering price of $1,000 per share. Each share of Series D convertible preferred stock is convertible into shares of common stock at a rate of $3.00 per share of common stock. Series D investors also received 305,880 warrants exercisable for one year to purchase 305,880 shares of common stock at an exercise price of $8.17 per share. The aggregate gross proceeds for the foregoing securities were $10,000,000.

     In May 1999, the Company also completed a private offering of 3,000 shares of Series E convertible preferred stock at a private offering price of $1,000 per share. Each share of Series E convertible preferred stock is convertible into shares of common stock at a rate of $3.00 per share of common stock. Series E investors also received 91,764 warrants exercisable for one year to purchase 91,764 shares of common stock at an exercise price of $8.17 per share. The aggregate gross proceeds for the foregoing securities were $3,000,000.

     At March 31, 1999, the Company had total assets of $3,871,197. The assets at March 31, 1999 consisted principally of cash of $843,365, prepaid expenses and other current assets of $269,536, property and equipment of $1,728,989, net of accumulated depreciation, intangible assets of 94,603, net of accumulated amortization, and other assets of $934,704, net of accumulated amortization.

     At March 31, 1999, the Company had total liabilities of $913,626. The liabilities at March 31, 1999 consisted principally of accounts payable of $356,057 accrued liabilities of $184,476, and deposits on unissued shares of common stock and preferred stock of $348,093.

     Stockholders' equity at March 31, 1999 was $2,932,571. The Company will require substantial additional capital for the acquisition of additional Internet Service Providers ("ISPs") as well as for the continued deployment of its current ISP networks. The precise timing of the Company's future capital requirements cannot be accurately predicted at this time. The Company will require additional financing through the sale of equity or debt securities in the future. The Company currently has no commitments for any additional financing and there can be no assurance that such commitments can be obtained, and, if so, on terms acceptable to the Company. Any additional equity financing may be dilutive to the Company's existing stockholders, and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If the Company is unable to obtain additional capital as needed, the Company may be required to reduce the scope of its operations, which would have a material adverse impact upon the Company's business financial condition and results of operations.

Results of Operations

     For the three month period ended March 31, 1999, the Company had revenues of $67,888, consisting primarily of subscriber revenues received for Internet access services provided. The Company had no revenues from continuing operations for the three month period ended March 31, 1998.

     Selling, general and administrative expenses for the three month period ended March 31, 1999 increased to $3,360,606 from $325,465 for the three month period ended March 31, 1998. The increase was due to the Company's continued activities, which consisted primarily of efforts to purchase or otherwise acquire ISPs in selected markets, efforts to purchase or otherwise acquire wireless frequencies for use in the development and deployment of 2-way wireless data networks, development and commercialization of the Tampa and Fresno networks and non-cash compensation expense related to common stock grants to certain directors and officers of the Company. These activities resulted in a net loss for the three month period of $3,289,823.

Subsequent Events - Acquisitions

     Effective April 28, 1999, the Company consummated an Asset Purchase Agreement pursuant to which it acquired substantially all of the assets of Simply Internet, Inc., an ISP operating in the San Diego, California area and serving approximately 6,000 customers. The purchase price for this acquisition was approximately $2,123,775 in cash.

     Effective April 29, 1999, the Company consummated an Asset Purchase Agreement pursuant to which it acquired substantially all of the assets of Net Asset, LLC, an ISP operating in the Fresno, California area and serving approximately 450 customers, the majority of which are business customers. The purchase price for this acquisition was approximately $1,175,000 in cash.

     Effective May 7, 1999, the Company consummated an Asset Purchase Agreement pursuant to which it acquired substantially all of the assets of SeaTac.Net, Inc., an ISP operating in the Seattle, Washington area and serving approximately 900 customers. The purchase price for this acquisition was approximately $400,000 in cash and stock.

     The Company has also entered into Binding Letters of Intent to acquire substantially all of the assets of two additional ISPs serving approximately 7,000 customers combined. These Binding Letters of Intent contemplate the execution and delivery of formal definitive agreements, the consummation of each of which is subject to numerous conditions, including the completion of satisfactory due diligence.

Year 2000 Issue

     The Year 2000 Issue is essentially the result of computer programs being written using two digits rather than four to define the year. Any of the Company's information technology ("IT") systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculation causing disruption of operations; including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The problem has the potential to affect "non-IT" systems, that is, operating and control systems that rely on embedded microprocessors. Embedded microprocessors have interfaces that are inaccessible to the user and which may contain a date function that could trigger a malfunction. In addition, like every other business enterprise, the Company is at risk from Year 2000 Issue failures on the part of its major business counterparts, including suppliers, distributors, and customers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, communications, and financial services. System failures could adversely affect operations and financial results throughout the Company.

     Management has implemented a multi-phase program to address the Year 2000 Issue. These efforts are coordinated through a senior level task force and by local task forces at each operating location.

     Primary IT Systems - During 1998, the Company assessed its primary IT systems including its accounting computing system, hardware and software. The Company determined that its system was and is Year 2000 compliant.

     Non-IT Systems - The Company is continuing its inventory and assessment of systems with embedded technology. Its review of other systems is being conducted with manufacturers and suppliers of the other systems. Most of the equipment has been certified by the supplier to be Year 2000 compliant.

     Third Parties - Further, the Company has initiated formal communications with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event those parties fail to properly remediate their own Year 2000 Issues. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

     Costs - The Company has incurred only minimal costs related to its Year 2000 Issue. The estimated additional costs to complete the project are expected to be approximately $25,000. All of these costs include both incremental costs incurred plus internal costs that have been redeployed from other activities.

     The Company also relies, both domestically and internationally, upon government agencies, utility companies, telecommunications services, and other service providers outside the Company's control. There is no assurance that such suppliers, governmental agencies, or other third parties will not suffer Year 2000 business disruption. Such failures could have a material adverse effect on the Company's financial conditional and results of operations.

     The Company's program calls for the development of contingency plans if the results of testing mission-critical systems identify a business function risk. In addition, as a normal course of business, the Company maintains and deploys contingency plans to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

     The Company may periodically revise its Year 2000 plans as interim steps are completed and as new information is learned. In addition, this description of the Company's efforts involves estimates and projections of future events and activities. These estimates and projections are subject to change as work continues, and such changes could be substantial.

                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company has previously disclosed the various items of litigation in which it has been involved. In the three month period ended March 31, 1999, there occurred developments in the pending litigation involving Paradise Cable Corporation and its parent corporation and related civil actions previously delineated (hereafter collectively the "Paradise Cable Litigation"). The Bankruptcy Court in the pending Chapter 11 Bankruptcy Proceeding of Cable Corporation of America confirmed the Plan of Reorganization (the "Plan") which, when consummated, will result in the dismissal of all of the related Paradise Cable Litigation. As part of the confirmed Plan, the Company has agreed to acquire substantially all of the assets of Paradise Cable Corporation in consideration of the issuance of
(i) $220,000 shares of the Company's Common Stock; and (ii) the assumption by the Company of approximately $900,000 of indebtedness remaining to be paid to the Federal Communications Commission ("FCC") in connection with the issuance of various multi-point distribution system licenses ("MDS") and multi-point multi-channel distribution licenses ("MMDS"). While there can be no assurance, the Company expects to consummate the Plan and the acquisition of the Paradise Cable Corporation assets within 30 days. As part of the consummation of the Plan, all of the related Paradise Cable Litigation will be dismissed.

Item 2.   Changes in Securities

     None.

Item 3.   Default Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     Exhibits:
     --------

           None.

     Reports on Form 8-K:
     -------------------

          None.

                                  SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SKYLYNX COMMUNICATIONS, INC.



Dated:   May 20, 1999              By: /s/ Jeffery A. Mathias
         ------------                 -----------------------------
                                       Jeffery A. Mathias, President


Dated:   May 20, 1999              By: /s/ James Maurer
          ------------                 -----------------------------
                                       James Maurer, Chief Financial
                                       Officer