Form 10QSB
period 1999-06-30
SKYLYNX COMMUNICATIONS INC
filed 1999-08-23
CIK 1059620

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal quarter ended June 30, 1999

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934    [NO FEE REQUIRED]
          For the transition period from ____________ to ____________

                       Commission file number   0-24687

                         SKYLYNX COMMUNICATIONS, INC.
           ---------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

     Colorado                                     84-1360029
-----------------------                      --------------------
(State or other jurisdiction                 I.R.S. Employer
of incorporation or organization)            Identification number

     600 South Cherry Street, Suite 305, Denver, Colorado   80246
     ------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:   (303) 316-0400

                  103 Sarasota Quay, Sarasota, Florida 34236
           ---------------------------------------------------------
             (Former Name or Address if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ] No [ ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes [  ]   No [
]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     As of July 19, 1999, the Company had 11,194,281 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one). Yes [ ] No [ X ]

                                     INDEX
                                     -----

                        PART I.  FINANCIAL INFORMATION
                                                                 Page
                                                                 ----
Item 1.   Financial Statements

     Condensed Consolidated Balance Sheet as of June 30, 1999     2

     Condensed Consolidated Statements of Operations for the
     three month and six month periods ended June 30, 1999
     and June 30, 1998                                            3

     Condensed Consolidated Statements of Cash Flows for the
     six month periods ended June 30, 1999 and June 30, 1998      4

     Notes to Condensed Consolidated Financial Statements         6

Item 2. Management's discussion and analysis of financial condition and results of operations

     Liquidity and Capital Resources                              7

     Results of Operations                                        9

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      14

Item 2.   Changes in Securities                                  14

Item 3.   Defaults Upon Senior Securities                        14

Item 4.   Submission of Matters to a Vote of Security Holders    14

Item 5.   Other Information                                      14

Item 6.   Exhibits and Reports on Form 8-K                       14

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                                 June 30, 1999
                                  (Unaudited)

          ASSETS

CURRENT ASSETS:
  Cash                                                       $ 8,853,806
  Accounts receivable, net allowance for doubtful accounts
     of $121,902                                                 396,508
  Prepaid expenses and other current assets                       50,689
  Deposits on unissued shares of common stock and preferred
     stock                                                        91,907
                                                             ------------
     Total current assets                                      9,392,910

PROPERTY AND EQUIPMENT, net                                    2,318,884

GOODWILL AND INTANGIBLE ASSETS, net of accumulated
  amortization of $358,545                                     4,438,939
                                                             ------------
     Total assets                                            $16,150,733
                                                             ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                   $ 1,248,084
  Deferred revenue                                               292,528
  Current maturities of capital lease obligations                 97,375
  Current maturities of note payable                              25,000
                                                             ------------
     Total current liabilities                                 1,662,987

NOTE PAYABLE, net of current maturities                           20,432

CAPITAL LEASE OBLIGATIONS, net of current maturities              45,311

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Common stock                                                    11,102
  Preferred stock                                             14,396,916
  Additional paid-in capital                                  30,530,470
  Accumulated deficit                                        (30,516,485)
                                                             ------------
     Total stockholders' equity                               14,422,003
                                                             ------------
       Total liabilities and stockholders' equity            $16,150,733
                                                             ============

              The accompanying notes are an integral part of this
                     condensed consolidated balance sheet

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                for the Three-month and Six-month Periods Ended
                            June 30, 1999 and 1998
                                  (Unaudited)

                         Three-month Period        Six-month Period
                            Ended June 30,           Ended June 30,
                      -------------------------------------------------
                          1999        1998         1999          1998
                      -----------  ----------- ------------  ------------

REVENUES              $  632,866   $        -  $    700,754  $         -
                      -----------  ----------- ------------  ------------
COSTS AND EXPENSES:
  Cost of revenues       400,798            -       431,046            -
  Selling, general and
     administrative    9,898,068      506,183    13,228,426      841,520
                      -----------  ----------- ------------  ------------
     Total costs and
       expenses       10,298,866      506,183    13,659,472      841,520
                      -----------  ----------- ------------  ------------
OTHER INCOME (EXPENSE):
  Interest                67,478        5,777        70,373        8,209
  Other                   (4,275)      (9,872)       (4,275)           -
                      -----------  ----------- ------------  ------------
     Total other income
       (expense)          63,203       (4,095)       66,098        8,209
                      -----------  ----------- ------------  ------------
     Net loss         (9,602,797)    (510,278)  (12,892,620)    (833,310)
                      -----------  ----------- ------------  ------------
PREFERRED STOCK
 DIVIDENDS               363,353        2,073       602,995        2,073

ACCRETION OF BENEFICIAL
  CONVERSION FEATURE OF
  PREFERRED STOCK     11,284,096            -    11,422,538            -
                      -----------  ----------- ------------  ------------
NET LOSS APPLICABLE TO
  COMMON STOCK-
  HOLDERS           $(21,250,246)  $ (512,351) $(24,918,153) $  (835,383)
                      ===========  =========== ============  ============
PER SHARE NET LOSS
  APPLICABLE TO COMMON
  STOCKHOLDERS
  BASIC AND DILUTED   $    (1.90)  $    (0.06) $      (2.28) $     (0.10)

SHARES USED IN COMPUTING
  PER SHARE NET LOSS
  APPLICABLE TO COMMON
  STOCKHOLDERS
  BASIC AND DILUTED   11,201,882    8,902,988    10,915,340    8,786,277


             The accompanying notes are an integral part of these
                       condensed consolidated statements

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                        for the Six-month Periods Ended
                            June 30, 1999 and 1998
                                  (Unaudited)

                                           Six-month Period Ended June 30,
                                           ------------------------------
                                                1999           1998
                                           -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $(12,892,620)  $   (833,310)
  Adjustments to reconcile net loss to
   net cash provided
     by (used in) operating activities:
     Common stock issued for services         1,971,209              -
     Common stock options issued for
       services                               7,153,336              -
     Depreciation and amortization              611,966         41,897
     Changes in operating assets and
       liabilities                              258,121       (308,999)
       Net cash used in operating
        activities                           (2,897,988)    (1,177,847)
                                           -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets                  (342,226)      (603,682)
  Acquisition of subsidiaries, net of
   cash acquired                             (4,072,174)             -
                                           -------------  ------------
     Net cash used in investing activities   (4,414,400)      (603,682)
                                           -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common
   stock, net of offering costs                 200,000              -
  Proceeds from the issuance of preferred
   stock and warrants, net of offering
   costs                                     14,924,143      2,686,615
  Proceeds from conversion of preferred
   stock and warrants                           506,232              -
  Proceeds from exercise of common stock
   options                                      103,960              -
  Reimbursement of advances on unissued
   shares                                       (50,000)             -
  Principal debt payments                        (4,568)      (100,000)
  Payments of capital lease obligations         (26,498)             -
                                           -------------  ------------
     Net cash (used in) provided by
      financing activities                  (15,653,269)     2,586,615
                                           -------------  ------------
     NET INCREASE IN CASH                     8,340,881        805,085

CASH, beginning of period                       512,925        628,110
                                           -------------  ------------
CASH, end of period                        $  8,853,806   $  1,433,196
                                           ============    =============
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid for interest                     $      2,003   $          -

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquired assets  $    499,547   $          -


             The accompanying notes are an integral part of these
                       condensed consolidated statements

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1999
                                  (Unaudited)

1.   BASIS OF PRESENTATION:

     Prior to the three-month period ended June 30, 1999, the condensed consolidated financial statements were presented in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to those rules and regulations. In the opinion of SkyLynx Communications, Inc. and subsidiaries' (collectively, the Company) management, these unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the financial position as of June 30, 1999, and the results of operations for the three- and six-month periods ended June 30, 1999 and 1998. All such adjustments are of a normal, recurring nature. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

     It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-KSB).

3.   LIQUIDITY:

     The Company incurred operating losses for the three- and six-month periods ended June 30, 1999 and 1998. Management plans to obtain future funding from outside investors and financial institutions. Management believes that this funding will allow the Company to increase its expansion efforts, which in turn should generate increased revenues and enable the Company to continue to meet its obligations. The Company has been advised by its independent certified public accountants that if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 1999, their auditors' report on those financial statements may be modified for that contingency.

4.   PURCHASE OF ASSETS:

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

     On April 28, 1999, the Company acquired substantially all of the assets of Simply Internet, Inc., an Internet service provider. The acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The purchase price for this acquisition was $2,123,775 in cash. Goodwill and intangible assets resulting from the asset purchase are stated net of accumulated amortization and amortization is provided using the straight-line method over three years. The purchase allocation is preliminary and adjustments may be necessary as more information becomes available and existing contingencies are resolved over a period not to exceed one year from the date of acquisition.

     On April 29, 1999, the Company acquired substantially all of the assets of Net Asset, LLC, an Internet service provider. The acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The purchase price for this acquisition was $1,175,000 in cash. Goodwill and intangible assets resulting from the asset purchase are stated net of accumulated amortization and amortization is provided using the straight-line method over three years. The purchase allocation is preliminary and adjustments may be necessary as more information becomes available and existing contingencies are resolved over a period not to exceed one year from the date of acquisition.

     On May 7, 1999, the Company acquired substantially all of the assets of SeaTac.Net, Inc., an Internet service provider. The aggregate purchase price for this acquisition was $400,000, consisting of $200,000 in cash and 19,865 shares of the Company's common stock. Goodwill and intangible assets resulting from the asset purchase are stated net of accumulated amortization and amortization is provided using the straight-line method over three years. The purchase allocation is preliminary and adjustments may be necessary as more information becomes available and existing contingencies are resolved over a period not to exceed one year from the date of acquisition.

5.   CONTINGENCIES:

     On June 3, 1999, the United States Bankruptcy Court for the Middle District of Florida confirmed a Plan of Reorganization involving Paradise Cable Corporation (Paradise Cable). The Plan of Reorganization provided that upon successful assignment of the Basic Trading Area authorization and the incumbent Federal Communications Commission (FCC) channel licenses, the Company will purchase substantially all of the assets of Paradise Cable. The consideration in this transaction will be 220,000 shares of the Company's common stock and the assumption of approximately $923,000 of remaining debt owed to the FCC by Paradise Cable. In accordance with the Plan of Reorganization, 120,000 shares of the Company's common stock have been placed in escrow until the contingency has been resolved.

6.   COMMON STOCK:

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

7.   PREFERRED STOCK:

     Unit Offerings:
     --------------
     Series A

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

     During the six-month period ended June 30, 1999, the Company offered to all investors who purchased units in the 1998 Private Offering, the opportunity to exercise all Class A warrants to purchase shares of the Company's common stock at a reduced exercise price of $2.00 per share upon the surrender to the Company for cancellation all Class B warrants. As of June 30, 1999, 263,150 shares of common stock were issued for total consideration of $526,300.

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

     Series C

     During the six-month period ended June 30, 1999, the Company, through a private placement offering, sold 721,419 units to qualified investors for $4.00 per unit with total proceeds of $2,886,476. Each unit consisted of one share of Series C convertible preferred stock.

     The Company's Series C convertible preferred stock has a par value of $0.01 per share and a dividend rate of 10 percent, which is cumulative and payable in preferred stock. Series C investors are also entitled to participate, on a pro rata basis, in any dividends paid on the outstanding shares of common stock, after payment of dividends on the preferred stock. Each share of preferred stock is convertible into one share of the Company's common stock. The preferred stock may be converted, at the option of the Series C investor, after one year from the date of issue or upon effective registration of the underlying common shares, or it will automatically convert on the third anniversary of the date of issue. The preferred stock has a liquidation preference of $4.00 per share.

     Series D

     In May 1999, the Company, through a private placement offering, sold 10,000 units to qualified investors for $1,000 per unit for proceeds of $10,000,000. Each unit consisted of one share of Series D convertible preferred stock. Series D investors also received warrants to purchase an aggregate of 305,880 shares of common stock at $8.17 per share.

     The Company's Series D convertible preferred stock has a par value of $0.01 per share and a dividend rate of 5 percent, which is cumulative and payable in cash or preferred stock at the option of the Series D investor. Each share of preferred stock is convertible into 333 shares of the Company's common stock, subject to adjustments. The preferred stock may be converted at the option of the Series D investor or it will automatically convert upon the third anniversary of the date of issue. If, after April 16, 2000, the Company's common stock is trading at less than $3.00 per share, the Company may redeem the preferred stock at $1,200 per share plus any unpaid dividends. The preferred stock has a liquidation preference of $1,000 per share.

     Series E

     In May 1999, the Company, through a private placement offering, sold 3,000 units to qualified investors for $1,000 per unit for proceeds of $3,000,000. Each unit consisted of one share of Series E convertible preferred stock. Series E investors also received warrants to purchase an aggregate of 91,764 shares of common stock at $8.17 per share.

     The Company's Series E convertible preferred stock has a par value of $0.01 per share and a dividend rate of 5 percent per share, which is cumulative and payable in cash or preferred stock at the option of the Series E investor. Each share of preferred stock is convertible into 333 shares of the Company's common stock, subject to adjustments. The preferred stock may be converted at the option on the Series E investor or it will automatically convert upon the third anniversary of the date of issue. If, after May 6, 2000, the Company's common stock is trading at less than $3.00 per share, the Company may redeem the preferred stock at $1,200 per share plus any unpaid dividends. The preferred stock has a liquidation preference of $1,000 per share.

     As of June 30, 1999, the Company had accrued but unpaid dividends on preferred stock of $513,606.

     Beneficial Conversion Feature:
     -----------------------------
     Series A

     The Company recorded a beneficial conversion feature of $337,488 related to its Series A convertible preferred stock, which is being accreted over one year.

     Series B

     The Company recorded a beneficial conversion feature of $201,120 related to its Series B convertible preferred stock, which was fully accreted as of June 30, 1999.

     Series C

     The Company recorded a beneficial conversion feature of $2,076,616 related to its Series C convertible preferred stock, which is being accreted over one year.

     Series D

     The Company recorded a beneficial conversion feature of $8,208,294 related to its Series D convertible preferred stock, which was fully accreted as of June 30, 1999. The total excess of fair value over the conversion price at the date of grant was $24,849,998.

     Series E

     The Company recorded a beneficial conversion feature of $2,264,335 related to its Series E convertible preferred stock, which was fully accreted as of June 30, 1999. The total excess of fair value over the conversion price at the date of grant was $9,449,991.

8.   LOSS PER SHARE:

     As of June 30, 1999, there were 4,322,252 stock options, 1,540,410 of convertible preferred stock and 2,654,342 common stock purchase warrants outstanding, and as of June 30, 1998, there were 698,500 shares of convertible preferred stock, respectively, which were not included in the calculation of net loss per share-diluted because they were antidilutive.

9.   PRO FORMA RESULTS OF OPERATIONS:

     The following pro forma information for the six-month period ended June 30, 1999 and 1998, include the results of the Company and Interaccess Corporation, Simply Internet, Inc., Net Asset, LLC and CalWeb Internet Services, Inc., as if the acquisitions had occurred as of January 1, 1998. The pro forma condensed consolidated statements of operations may not be comparable to, and may not be indicative of the Company's post-acquisition results of operations.

                                       Six-month Period Ended
                                   ------------------------------
                                       1999            1998
                                   --------------  --------------

     Revenue                       $  2,176,876    $   1,863,839
                                   ==============  ==============
     Net loss                      $(10,842,219)   $  (2,169,167)
                                   ==============  ==============
     Net loss applicable to common
      stockholders                 $(11,275,171)   $  (2,572,119)
                                   ==============  ==============
     Per share net loss per share
      applicable common stockholders
      basic and diluted            $       1.03    $         .29
                                   ==============  ==============
     Shares used in computing per
      share net loss applicable to
      common stockholders basic
      and diluted                    10,942,756        8,952,171
                                   ==============  ==============

10.  SUBSEQUENT EVENTS:

     On July 16, 1999, the Company completed the acquisition of substantially all of the assets of Network Training and Consulting d/b/a ISAT Network, an internet service provider. The aggregate purchase price for this acquisition was approximately $900,000, consisting of $450,000 in cash and 56,250 shares of the Company's common stock.

     On July 27, 1999, the Company acquired all of the capital stock of CalWeb Internet Services, Inc., an Internet service provider. The aggregate purchase price for this acquisition was approximately $4.3 million, consisting of approximately $2.6 million in cash and 255,639 shares of the Company's common stock.

     On July 27, 1999, the Company acquired substantially all of the assets of Inficad Computing and Design, LLC, an Internet service provider. The aggregate purchase price for this acquisition was approximately $2.6 million, consisting of approximately $1.1 million in cash and approximately 216,620 shares of the Company's common stock.

     Subsequent to June 30, 1999, the Company settled the outstanding litigation with James Gordon.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company funds its working capital requirements principally from the proceeds of private equity financings and from internally generated funds from its Internet Service Provider ("ISP") operations. In April 1999, the Company completed an offering of an additional 513,669 shares of Series C convertible preferred stock at a private offering price of $4.00 per share. The aggregate purchase price for the foregoing securities was $2,054,676.

     In May 1999, the Company completed a private offering of 10,000 shares of Series D convertible preferred stock at a private offering price of $1,000 per share. Each share of Series D convertible preferred stock is convertible into shares of common stock at a rate of $3.00 per share of common stock. Series D investors also received 405,880 warrants exercisable for one year to purchase 405,880 shares of common stock at an exercise price of $8.17 per share. The aggregate gross proceeds for the foregoing securities were $10,000,000.

      In May 1999, the Company completed a private offering of 3,000 shares of Series E convertible preferred stock at a private offering price of $1,000 per share. Each share of Series E convertible preferred stock is convertible into shares of common stock at a rate of $3.00 per share of common stock. Series E investors also received 91,764 warrants exercisable for one year to purchase 91,764 shares of common stock at an exercise price of $8.17 per share. The aggregate gross proceeds for the foregoing securities were $3,000,000.

     Stockholders' equity at June 30, 1999, was $14,422,003. The Company will require substantial additional capital for the acquisition of additional ISPs as well as for the continued deployment of its current ISP networks. The precise timing of the Company's future capital requirements cannot be accurately predicted at this time. The Company will require additional financing through the sale of equity or debt securities in the future. The Company currently has no commitments for any additional financing and there can be no assurance that such commitments can be obtained, and, if so, on terms acceptable to the Company. Any additional equity financing may be dilutive to the Company's existing stockholders, and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If the Company is unable to obtain additional capital as needed, the Company may be required to reduce the scope of its operations, which would have a material adverse impact upon the Company's business financial condition and results of operations.

Results of Operations

     Prior to the three-month period ended June 30, 1999, the Company presented its consolidated financial statements in accordance with accounting and reporting standards for development stage enterprises.

For the three and six-month periods ended June 30, 1999, the Company had revenues of $632,866 and $700,754, respectively. Revenues for these periods consisted primarily of subscriber revenues received for Internet access services provided. The Company had no revenues from continuing operations for the three and six-month periods ended June 30, 1999.

     For the three and six-month periods ended June 30, 1999, the cost of revenues was $400,798 and $431,046, respectively. Cost of revenues consisted primarily of data transport and backhaul charges paid to various providers in order to provide Internet access to subscribers. The Company had no cost of revenues for the three and six-month periods ended June 30, 1999.

     Selling, general and administrative expenses for the three and six-month periods ended June 30, 1999, increased to $9,898,068 and $13,228,426, respectively, from $506,183 and $841,520, respectively, for the three and six-month periods ended June 30, 1998. The increase was due to the Company's continued efforts to acquire ISPs in selected markets, increased employee wages and other operating costs associated with the acquired ISPs and non-cash compensation expense related to the vesting of options granted to certain directors and officers of the Company. These activities resulted in a net loss for the three and six-month periods ended June 30, 1999 of $9,602,797 and $12,892,620, respectively.

Subsequent Events

     Effective July 16, 1999, the Company consummated an Asset Purchase Agreement pursuant to which it acquired substantially all of the assets of Network Training and Consulting d/b/a ISAT Network, an ISP operating in the Las Vegas, Nevada area serving approximately 3,100 customers. The purchase price for this acquisition was approximately $900,000 in cash and stock.

     Effective July 27, 1999, the Company consummated a Stock Purchase Agreement pursuant to which it acquired all of the capital stock of CalWeb Internet Services, Inc., an ISP operating in the Sacramento, California area serving approximately 7,800 customers. The purchase price for this acquisition was approximately $4.3 million in cash and stock.

     Effective July 27, 1999, the Company consummated an Asset Purchase Agreement pursuant to which it acquired substantially all of the assets of Inficad Computing and Design, LLC an ISP operating in the Phoenix, Arizona area serving approximately 9,100 customers. The purchase price for this acquisition was approximately $2.6 million in cash and stock.

     Subsequent to June 30, 1999, the Company settled the outstanding litigation with James Gordon.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Subsequent to June 30, 1999, the Company settled the outstanding litigation with James Gordon.

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


                                   SKYLYNX COMMUNICATIONS, INC.



Dated:    August 23, 1999          By:  /s/ Jeffery A. Mathias
          ---------------               ---------------------------------
                                        Jeffery A. Mathias, President


Dated:    August 23, 1999          By: /s/ James Maurer
          ---------------               ---------------------------------
                                        James Maurer, Chief Financial
                                        Officer