Form 10QSB
period 1999-09-30
SKYLYNX COMMUNICATIONS INC
filed 1999-11-19
CIK 1059620

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
            For the fiscal quarter ended September 30, 1999

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________ to ____________

                       Commission file number   0-24687

                         SKYLYNX COMMUNICATIONS, INC.
                      -----------------------------------
            (Exact Name of Registrant as Specified in its Charter)

        Colorado                               84-1360029
----------------------------              ---------------------
(State or other jurisdiction              I.R.S. Employer
zof incorporation or organization)        Identification number

         600 South Cherry Street, Suite 305, Denver, Colorado    80246
        --------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code:   (303) 316-0400

                  103 Sarasota Quay, Sarasota, Florida 34236
               ------------------------------------------------
             (Former Name or Address if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been
subject to filing requirements for the past 90 days.  Yes [X]   No [  ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No []

                     APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 1999, the Company had 12,468,021 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes [ ] No [X]

                                     INDEX


PART I.  FINANCIAL INFORMATION
                                                                      Page
Item 1.   Financial Statements

     Condensed Consolidated Balance Sheet as of September 30, 1999     2

     Condensed Consolidated Statements of Operations for the nine
      month periods ended September 30, 1999 and September 30, 1998    3

     Condensed Consolidated Statements of Cash Flows for the nine
      month periods ended September 30, 1999 and September 30, 1998    4

     Notes to Condensed Consolidated Financial Statements              6

Item 2. Management's discussion and analysis of financial condition and results of operations

     Liquidity and Capital Resources                                   7

     Results of Operations                                             9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                           14

Item 2.   Changes in Securities                                       14

Item 3.   Defaults Upon Senior Securities                             14

Item 4.   Submission of Matters to a Vote of Security Holders         14

Item 5.   Other Information                                           14

Item 6.   Exhibits and Reports on Form 8-K                            14

ITEM 1.   FINANCIAL STATEMENTS

Forward-Looking Statements

     Certain statements made in this Form 10-QSB are "forward looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, particularly in view of the Company's early state of operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 1999
                                  (UNAUDITED)



          ASSETS
CURRENT ASSETS:
  Cash                                                      $ 2,238,988
  Accounts receivable, net of allowance for
     doubtful accounts of $131,732                              355,119
  Prepaid expenses and other current assets                   1,034,963
                                                            ------------
     Total current assets                                     3,629,070

PROPERTY AND EQUIPMENT, net                                   3,885,517

GOODWILL AND INTANGIBLE ASSETS, net of accumulated
  amortization of $1,164,977                                 10,134,561
                                                            ------------
     Total assets                                           $17,649,148
                                                            ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                  $ 1,207,921
  Deferred revenue                                              949,556
  Current maturities of capital lease obligations               473,830
  Current maturities of note payable                             25,000
                                                            ------------
     Total current liabilities                                2,656,307

NOTE PAYABLE, net of current maturities                          20,432

CAPITAL LEASE OBLIGATIONS, net of current maturities            519,894
                                                            ------------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
  Common stock                                                   12,593
  Preferred stock                                            13,418,078
  Additional paid-in capital                                 38,814,997
  Accumulated deficit                                       (37,793,153)
                                                            ------------
     Total stockholders' equity                              14,452,515
                                                            ------------
     Total liabilities and stockholders' equity             $17,649,148
                                                            ============

              The accompanying notes are an integral part of this
                     condensed consolidated balance sheet

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                          SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                             Three-month Period        Nine-month Period
                             Ended September 30,      Ended September 30,
                         ------------------------- -----------------------
                             1999         1998         1999         1998
                         -----------  ------------ -----------  -----------

REVENUES                 $1,548,322  $      1,124  $2,249,076  $     1,124
                         -----------  ------------ ----------- -----------
COSTS AND EXPENSES:
  Cost of revenues          381,168             -     812,214            -
  Selling, general and
   administrative         4,850,953     1,285,650  18,079,379    2,210,503
                         -----------  ------------ ----------- -----------
     Total costs and
      expenses            5,232,121     1,285,650  18,891,593    2,210,503
                         -----------  ------------ ----------- -----------
OTHER INCOME (EXPENSE):
  Interest, net              33,931         6,812     104,304       18,964
  Other                       4,275             -           -       (3,942)
                         -----------  ------------ ----------- -----------
     Total other income      38,206         6,812     104,304       15,022
                         -----------  ------------ ----------- -----------
     Net loss            (3,645,593)   (1,277,714)(16,538,213)  (2,194,357)
                         -----------  ------------ ----------- -----------
PREFERRED STOCK DIVIDENDS  (353,476)            -  (1,106,043)      (8,207)

ACCRETION OF BENEFICIAL
 CONVERSION FEATURE OF
 PREFERRED STOCK           (599,791)            - (11,971,977)           -
                         -----------  ------------ ----------- -----------
NET LOSS APPLICABLE TO
 COMMON STOCKHOLDERS    $(4,598,860)  $(1,277,714)$(29,616,233)$(2,202,564)
                         ===========  ============ ===========  ===========
LOSS PER SHARE APPLICABLE
 TO COMMON STOCKHOLDERS-
 BASIC AND DILUTED       $    (0.40) $      (0.14) $    (2.63) $     (0.24)

SHARES USED IN COMPUTING
 LOSS PER SHARE APPLICABLE
 TO COMMON STOCKHOLDERS-
 BASIC AND DILUTED       11,628,774     9,200,265  11,278,104    8,925,790


             The accompanying notes are an integral part of these
                       condensed consolidated statements

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE-MONTH PERIODS ENDED
                          SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)


                                                   Nine-month Period
                                                  Ended September 30,
                                             -----------------------------
                                                 1999           1998
                                             -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(16,538,213)  $ (2,194,357)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities-
     Equity issued for services                 9,354,545        716,897
     Depreciation and amortization              1,571,092         37,470
     Changes in operating assets and
      liabilities                                 408,757       (533,755)
                                             -------------- --------------
       Net cash used in operating activities                (5,203,819)
(1,973,745)
                                             -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets                  (8,154,382)    (1,042,248)
  Acquisition of subsidiaries, net of cash
   acquired                                    (1,237,026)             -
                                             -------------- --------------
       Net cash used in investing activities                (9,391,408)
(1,042,248)
                                             -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common
   stock, net of offering costs                   572,000      2,095,618
  Proceeds from the issuance of preferred
   stock and warrants, net of offering costs   15,156,688      1,284,781
  Proceeds from conversion of preferred stock
   and warrants                                   622,170              -
  Reimbursement of advances on unissued shares
  Principal debt payments                         (29,568)      (100,000)
                                             -------------- --------------
          Net cash (used in) provided by
           financing activities                16,321,290      3,280,399
                                             -------------- --------------
NET INCREASE IN CASH                            1,726,063        264,406

CASH, beginning of period                         512,925        628,110
                                             -------------- --------------
CASH, end of period                             2,238,988        892,516
                                             ============= ==============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Cash paid for interest                                -          3,706

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquired assets       3,520,027         47,100


             The accompanying notes are an integral part of these
                       condensed consolidated statements

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION AND REINCORPORATION:

     Prior to June 30, 1999, the condensed consolidated financial statements were presented in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

     On August 23, 1999, the Company reincorporated from Colorado to Delaware.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to those rules and regulations. In the opinion of SkyLynx Communications, Inc. and subsidiaries' (collectively, the Company) management, these unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three- and nine-month periods ended September 30, 1999 and 1998. All such adjustments are of a normal, recurring nature.

     Certain prior-year amounts have been reclassified to conform to the current-year presentation.

     It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-KSB).

3.   LIQUIDITY:

     The Company incurred operating losses for the three- and nine-month periods ended September 30, 1999 and 1998. Management plans to obtain future funding from outside investors and financial institutions. Management believes that this funding will allow the Company to increase its expansion efforts, which in turn should generate increased revenues and enable the Company to continue to meet its obligations. The Company has been advised by its independent certified public accountants that if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 1999, their auditors' report on those financial statements may be modified for that contingency.

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

     On March 23, 1999, the Company purchased certain assets of Continet.
The assets purchased included accounts receivable, inventory, property and equipment, goodwill and a covenant not- to-compete. Liabilities assumed were accounts payable and deferred income. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The consideration paid in this transaction was $343,379 in cash, a promissory note in the amount of $50,000, and 19,110 shares of common stock with a fair value of $104,162. Intangible assets resulting from the asset purchase are stated net of accumulated amortization and amortization is provided using the straight-line method over three years.

     On April 28, 1999, the Company acquired substantially all of the assets of Simply Internet, Inc., an Internet service provider. The acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The purchase price for this acquisition was approximately $2,123,775 in cash. Intangible assets resulting from the asset purchase are stated net of accumulated amortization and amortization is provided using the straight-line method over three years.

     On April 29, 1999, the Company acquired substantially all of the assets of Net Asset, LLC, an Internet service provider. The acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The purchase price for this acquisition was approximately $1,175,000 in cash. Intangible assets resulting from the asset purchase are stated net of accumulated amortization and amortization is provided using the straight-line method over three years.

     On May 7, 1999, the Company acquired substantially all of the assets of SeaTac.Net, Inc., an Internet service provider. The acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The aggregate purchase price for this acquisition was approximately $400,000, consisting of $200,000 in cash and 19,865 shares of the Company's common stock. Intangible assets resulting from the asset purchase are stated net of accumulated amortization and amortization is provided using the straight-line method over three years.

     On July 16, 1999, the Company completed the acquisition of substantially all of the assets of Network Training and Consulting d/b/a ISAT Network, an Internet service provider. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The aggregate purchase price for this acquisition was approximately $900,000, consisting of $450,000 in cash and 56,250 shares of the Company's common stock. Intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

     On July 27, 1999, the Company acquired all of the capital stock of CalWeb Internet Services, Inc. (CalWeb), an Internet service provider. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The aggregate purchase price for this acquisition was approximately $4.3 million, consisting of approximately $2.6 million in cash and 255,639 shares of the Company's common stock. Intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

     On July 29, 1999, the Company acquired substantially all of the assets of InfiCad Computing and Design, LLC (InfiCad), an Internet service provider. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The purchase price for this acquisition was approximately $2.6 million, consisting of approximately $1.1 million in cash and approximately 216,620 shares of the Company's common stock. Intangible assets resulting from the asset purchase are stated net of accumulated amortization and amortization is provided using the straight-line method over three years.

5.   CONTINGENCIES:

     On June 3, 1999, the United States Bankruptcy Court for the Middle District of Florida confirmed a Plan of Reorganization involving Paradise Cable Corporation (Paradise Cable). The Plan of Reorganization provided that upon successful assignment of the Basic Trading Area authorization and the incumbent Federal Communications Commission (FCC) channel licenses, the Company will purchase substantially all of the assets of Paradise Cable.
The consideration in this transaction will be 220,000 shares of the Company's common stock and the assumption of approximately $891,000 of remaining debt owed to the FCC by Paradise Cable. To date, 120,000 shares of the Company's common stock have been issued to the disbursing agent appointed by the creditors' committee.

     On October 8, 1999 E. Paul Hansen, a creditor in the Chapter 11 proceeding of Cable Corporation of America filed a complaint in the United States Bankruptcy Court, Middle District of Florida seeking to revoke the Confirmation Order of the Court which was entered into on May 12, 1999. The complaint alleges that SkyLynx Communications and two former officers, Gary Brown and Kenneth Marshall, failed to disclose certain material facts during the reorganization process. The complaint alleges that the failure to disclose was an intentional omission that constituted fraud on the Court.

     SkyLynx Communications, Inc. filed a Motion for Summary Judgment with the Bankruptcy Court on October 15, 1999 asserting that there is no genuine issue of material fact and that SkyLynx Communications is entitled to judgment as a matter of law. The Company's position is that the subject matter of Hansen's complaint is either immaterial, could not be disclosed because of timing or was fully disclosed in public disclosure documents files with the Securities and Exchange Commission and, therefore, did no need to be affirmatively disclosed to the Court during the bankruptcy Confirmation proceeding.

     The Motion was argued on November 9, 1999 and supplement affidavits were filed on November 15, 1999. The Court's ruling is currently pending.

     On July 29, 1999, the Company settled the outstanding litigation with James Gordon. The settlement provided that James Gordon be transferred a total of 135,000 shares valued at $936,563 of the Company's common stock, of which 115,000 shares are to be provided by the Company and the remaining 20,000 shares have been provided by Gary Brown, the Company's former President and Chairman.

6.   PREFERRED STOCK:

Unit Offerings

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

     During the six-month period ended June 30, 1999, the Company offered to all investors who purchased units in the 1998 Private Offering, the opportunity to exercise all Class A warrants to purchase shares of the Company's common stock at a reduced exercise price of $2.00 per share upon the surrender to the Company for cancellation of all Class B warrants.

     Series B

     In January 1999, the Company completed the sale to one accredited investor of 600 shares of Series B convertible preferred stock, 15,000 shares of common stock and warrants exercisable to purchase, in the aggregate, 120,000 shares of common stock at an exercise price of $3.00 per share. The aggregate purchase price for the securities was $600,000.

     The Company's Series B convertible preferred stock has a par value of $0.01 per share and a dividend rate of 8 percent. Each share of preferred stock is convertible into shares of common stock at a rate of $3.00 per share of common stock. Each Class A warrant entitles the holder to purchase one share of common stock at $3.00 per share beginning on the date of issuance and the warrants expire three years from the date of issuance. The preferred stock has a liquidation preference of $1,000 per share.

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

     The Company's Series E convertible preferred stock has a par value of $0.01 per share and a dividend rate of 5 percent per share, which is cumulative and payable in cash or preferred stock at the option of the Series E investor. Each share of preferred stock is convertible into 333 shares of the Company's common stock, subject to adjustments. The preferred stock may be converted at the option of the Series E investor or it will automatically convert upon the third anniversary of the date of issue. If, after May 6, 2000, the Company's common stock is trading at less than $3.00 per share, the Company may redeem the preferred stock at $1,200 per share plus any unpaid dividends. The preferred stock has a liquidation preference of $1,000 per share.

     As of September 30, 1999, the Company had accrued but unpaid dividends on preferred stock of $470,023.

Beneficial Conversion Feature

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

7.   LOSS PER SHARE:

     As of September 30, 1999, there were 4,709,752 stock options, 1,110,860 shares of convertible preferred stock and 2,654,342 common stock purchase warrants outstanding, and, as of September 30, 1998, there were 699,625 shares of convertible preferred stock, which were not included in the calculation of net loss per share-diluted because they were antidilutive.

8.   PRO FORMA RESULTS OF OPERATIONS:

     The following pro forma information for the nine-month periods ended September 30, 1999 and 1998, include the results of the Company and Interaccess Corporation, Simply Internet, Inc., Net Asset, LLC, CalWeb Internet Services, Inc. and InfiCad Computing and Design, LLC as if the acquisitions had occurred as of January 1, 1998. The pro forma condensed consolidated statements of operations may not be comparable to, and may not be indicative of, the Company's post-acquisition results of operations.

                                                Nine-month Period Ended
                                                      September 30,
                                               --------------------------
                                                    1999         1998
                                               -------------  -----------

Revenue                                        $  5,243,635   $4,175,102
                                               =============  ===========

Net loss                                       $(18,954,765)  $(5,800,517)
                                               =============  ===========

Net loss applicable to common stockholders     $(31,095,590)  $(6,142,099)
                                               =============  ===========

Per share net loss applicable to common
 stockholders-basic and diluted                       (2.82)       (0.63)
                                               =============  ===========
Shares used in computing per share net
 loss applicable to common stockholders-basic
 and diluted                                     11,043,737    9,677,827
                                               =============  ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company funds its working capital requirements principally from the proceeds of private equity financings and from internally generated funds from its Internet Service Provider ("ISP") operations. During the nine month period ended September 30, 1999, the Company raised $500,000 through a private sale of common stock and approximately $16,800,000 through various private sales of convertible preferred stock. The Company has used the proceeds of these financings to fund the cash portion of its acquisitions to date, as well as to fund it operating deficits to date.

     Stockholders' equity at September 30, 1999, was $14,452,515. The Company will require substantial additional capital for the acquisition of additional ISP's as well as for the continued deployment of its current ISP networks.
Due to the difficulty in predicting the timing of future acquisitions, the precise timing of the Company's future capital requirements cannot be accurately predicted at this time. There can be no assurance that commitments for additional financing can be obtained, or that such commitments can be obtained on terms acceptable to the Company. Any additional equity financing may be dilutive to the Company's existing shareholders, and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If the Company is unable to raise additional capital as needed, it may be required to reduce the scope of its operations and/or its acquisition plans, which would have a material adverse impact upon the Company's business and financial condition and results of operations.

Results of Operations

     For the three and nine-month periods ended September 30, 1999, the Company had revenues of $1,548,322 and $2,249,076, respectively. Revenues for these periods consisted primarily of customer revenues received for Internet access services and for related Internet services provided. The Company had only minimal revenues from continuing operations for the three and nine-month periods ended September 30, 1998.

     For the three and nine-month periods ended September 30, 1999, the cost of revenues was $381,168 and $812,214, respectively. Cost of revenues consisted primarily of data transport and backhaul charges paid to various providers in order to provide Internet services to customers. The Company had no cost of revenues for the three and nine-month periods ended June 30, 1998.

     Selling, general and administrative expenses for the three and nine-month periods ended September 30, 1999, increased to $4,850,953 and $18,079,379, respectively, from $1,285,650 and $2,210,503, respectively, for the three and nine-month periods ended September 30, 1998. The increase was due primarily to the Company's continued efforts to acquire ISPs in its targeted markets, increased employee wages and other operating costs associated with the acquired ISPs, increased operating costs associated with customer growth in its existing operations, and non-cash compensation expense relating to the vesting of options granted to certain directors and officers of the Company. These activities resulted in a net loss for the three and nine-month periods ended September 30, 1999, of $3,645,593 and $16,538,213, respectively.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     On June 3, 1999, the United States Bankruptcy Court for the Middle District of Florida confirmed a Plan of Reorganization involving Paradise Cable Corporation (Paradise Cable). The Plan of Reorganization provided that upon successful assignment of the Basic Trading Area authorization and the incumbent Federal Communications Commission (FCC) channel licenses, the Company will purchase substantially all of the assets of Paradise Cable.
The consideration in this transaction will be 220,000 shares of the Company's common stock and the assumption of approximately $891,000 of remaining debt owed to the FCC by Paradise Cable. To date, 120,000 shares of the Company's common stock have been issued to the disbursing agent appointed by the creditors' committee.

     On October 8, 1999 E. Paul Hansen, a creditor in the Chapter 11 proceeding of Cable Corporation of America filed a complaint in the United States Bankruptcy Court, Middle District of Florida seeking to revoke the Confirmation Order of the Court which was entered into on May 12, 1999. The complaint alleges that SkyLynx Communications and two former officers, Gary Brown and Kenneth Marshall, failed to disclose certain material facts during the reorganization process. The complaint alleges that the failure to disclose was an intentional omission that constituted fraud on the Court.

     SkyLynx Communications, Inc. filed a Motion for Summary Judgment with the Bankruptcy Court on October 15, 1999 asserting that there is no genuine issue of material fact and that SkyLynx Communications is entitled to judgment as a matter of law. The Company's position is that the subject matter of Hansen's complaint is either immaterial, could not be disclosed because of timing or was fully disclosed in public disclosure documents files with the Securities and Exchange Commission and, therefore, did no need to be affirmatively disclosed to the Court during the bankruptcy Confirmation proceeding.

     The Motion was argued on November 9, 1999 and supplement affidavits were filed on November 15, 1999. The Court's ruling is currently pending.

     On July 29, 1999, the Company settled the outstanding litigation with James Gordon. The settlement provided that James Gordon be transferred a total of 135,000 shares valued at $936,563 of the Company's common stock, of which 115,000 shares are to be provided by the Company and the remaining 20,000 shares have been provided by Gary Brown, the Company's former President and Chairman.

Item 2.   Changes in Securities

     None.

Item 3.   Default Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     Exhibits:

          None.

     Reports on Form 8-K:

          None.

                                   SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SKYLYNX COMMUNICATIONS, INC.



Dated: November 19, 1999           By:  /s/ Jeffery A. Mathias
                                        ------------------------------
                                        Jeffery A. Mathias, President


Dated: November 19, 1999           By:  /s/ James Maurer
                                        ------------------------------
                                        James Maurer, Chief Financial
                                        Officer