Form 10QSB/A
period 1999-09-30
SKYLYNX COMMUNICATIONS INC
filed 2000-04-11
CIK 1059620

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A-1

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
     For the fiscal quarter ended September 30, 1999

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934   [NO FEE REQUIRED]
     For the transition period from ____________ to ____________

                       Commission file number   0-24687

                         SKYLYNX COMMUNICATIONS, INC.
                  -------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Delaware                                     84-1360029
-----------------------------                     -------------------------
(State or other jurisdiction                      I.R.S. Employer
of incorporation or organization)                 Identification number

         600 South Cherry Street, Suite 400, Denver, Colorado    80246
       ----------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code:   (303) 316-0400

         600 South Cherry Street, Suite 305, Denver, Colorado    80246
       ----------------------------------------------------------------
             (Former Name or Address if Changed Since Last Report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 3, 2000, the Company had 19,830,498 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes [ ] No [X]

PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders
-------        ---------------------------------------------------

The Annual Meeting of Shareholders of SkyLynx Communications, Inc. was held at The Centre Club, 123 South Westshore Boulevard, Tampa, Florida 33609, on August 23, 1999 at 1:00 o'clock p.m. Eastern Daylight Time, for the purpose of considering and voting upon the following:

Proposal One:       To elect the following five (5) Directors to serve until
the next Annual Meeting of Shareholders or until their successors have been duly elected and qualified:

                    Jeffery A. Mathias
                    Francis P. Ragano
                    J. Samuel Ridley
                    Robert J. Smith
                    James E. Maurer

Proposal Two:       To increase the number of shares which may be issued
pursuant to the exercise of options granted under the Company's 1998 Equity Incentive Plan by an additional 6,250,000 shares.

Proposal Three:     To ratify and approve grants by the Company of shares of
common stock and non-qualified stock options to certain outside directors and to executive officers under written employment contracts.

Proposal Four:      To approve the redomestication of the Company under the
laws of the State of Delaware pursuant to a statutory merger, and to authorize the officers of the Company to take all actions incident thereto.

Proposal Five:      To authorize the Board of Directors of the Company to
amend the Company's Articles of Incorporation to change the name of the Company at such time in the future and to such new name as the Board of Directors may determine in its sole and absolute discretion.

Proposal Six:       To ratify and approve the proposal of the Company to sell
substantially all of its assets and properties located in the State of Florida to a current shareholder and former officer and director of the Company upon such terms and subject to such conditions as the Board of Directors may determine.

The votes were cast as follows:

                                     Withhold
                                     Authority                                 Total
                                   (for Proposal                               Shares
                     For           One ONLY)          Against     Abstain      Voting
                    ----------     ------------        --------   --------     ---------
As-Converted
------------
Proposal One        7,567,384      1,740,249                                   9,307,633
Jeffery A. Mathias  7,567,384      1,740,249
Francis P. Ragano   7,567,384      1,740,249
J. Samuel Ridley    7,567,384      1,740,249
Robert J. Smith     7,567,384      1,740,249
James E. Maurer     7,567,384      1,740,249

Proposal Two        4,728,921                          1,975,677   204,932     6,909,530
Proposal Three      4,888,959                          1,864,207   160,514     6,913,680
Proposal Four       5,006,269                             40,300 1,867,111     6,913,680
Proposal Five       4,945,819                            223,877 1,743,984     6,913,680
Proposal Six        5,041,966                          1,823,959    47,755     6,913,680

     Common
     --------
Proposal One        7,070,640      1,740,249                                   8,810,889
Jeffery A. Mathias  7,070,640      1,740,249
Francis P. Ragano   7,070,640      1,740,249
J. Samuel Ridley    7,070,640      1,740,249
Robert J. Smith     7,070,640      1,740,249
James E. Maurer     7,070,640      1,740,249

Proposal Two        4,359,302                          1,882,052    171,432    6,412,786
Proposal Three      4,449,840                          1,810,957    156,139    6,416,936
Proposal Four       4,513,900                             35,925  1,867,111    6,416,936
Proposal Five       4,486,575                            186,377  1,743,984    6,416,936
Proposal Six        4,599,222                          1,800,959     16,755    6,416,936

Preferred (Voting
  As One Class)
------------------
Proposal One          496,744                                                    496,744
Jeffery A. Mathias    496,744
Francis P. Ragano     496,744
J. Samuel Ridley      496,744
Robert J. Smith       496,744
James E. Maurer       496,744

Proposal Two          369,619                             93,625      33,500     496,744
Proposal Three        439,119                             53,250       4,375     496,744
Proposal Four         492,369                              4,375           -     496,744
Proposal Five         459,244                             37,500           -     496,744
Proposal Six          442,744                             23,000      31,000     496,744

Notes
-----

Proposal One: Brokers can vote the entire block of shares "Routine" Proposal, whereas the remaining proposals must be voted by the shareholders as a "Non-Routine" Proposal.

                                   SIGNATURE

  In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SKYLYNX COMMUNICATIONS, INC.



Dated: April 11, 2000      By:  /s/ Jeffery A. Mathias
                                ---------------------------
                                Jeffery A. Mathias, President


Dated: April 11, 2000      By:  /s/ James Maurer
                                ---------------------------
                                James Maurer, Chief Financial Officer