Form 10KSB
period 1999-12-31
SKYLYNX COMMUNICATIONS INC
filed 2000-04-14
CIK 1059620

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from           to

                         Commission file number 0-24687
                                                -------

                          SkyLynx Communications, Inc.
                 (Name of small business issuer in its charter)

             Delaware                                       84-1360029
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

   600 South Cherry Street, Suite 400
         Denver, Colorado                                      80246
(Address of principal executive offices)                    (Zip Code)

                   Issuer's telephone number:  (303) 316-0400

      Securities registered under Section 12(b) of the Exchange Act:  None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.001 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 1999 were $_____.

     The aggregate market value of the issuer's common stock held by non-affiliates of the issuer, based upon the average bid and asked price of such common stock as quoted on the OTC Electronic Bulletin Board as of March 22, 2000, was $56,743,673.

     As of April 10, 2000, 19,862,524 shares of the issuer's common stock were outstanding.

                      Documents Incorporated by Reference

     The following documents are incorporated by reference into Item 13 of this
Report:

     1. The Company's Registration Statement on Form 10-SB, as filed with the Commission on July 27, 1998.

     2. The Company's Registration Statement on Form 10-SB/A-1, as filed with the Commission on September 18, 1998.

     3. The Company's Registration Statement on Form 10-SB/A-3, as filed with the Commission on October 26, 1998.

     4. The Company's Current Report on Form 8-K, as filed with the Commission on January 6, 1999.

     5. The Company's Current Report on Form 8-K, as filed with the Commission on February 16, 1999.

     6. The Company's Current Report on Form 8-K, as filed with the Commission on March 2, 1999.

     7. The Company's Current Report on Form 8-K, as filed with the Commission on April 7, 1999.

     8. The Company's Current Report on Form 8-K, as filed with the Commission on May 12, 1999.

     9. The Company's Current Report on Form 8-K, as filed with the Commission on May 14, 1999.

     10. The Company's Current Report on Form 8-K, as filed with the Commission on May 21, 1999.

     11. The Company's Current Report on Form 8-K, as filed with the Commission on July 28, 1999.

     12. The Company's Current Report on Form 8-K, as filed with the Commission on August 10, 1999.

     13. The Company's Current Report on Form 8-K, as filed with the Commission on December 20, 1999.

     14. The Company's Registration Statement on Form S-8, Registration No. 333-30152, as filed with the Commission on February 11, 2000.

                           Forward-Looking Statements

     Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among other things: the speculative nature of an investment in our Common Stock, our history of operating at a loss, competition from other providers of high-speed Internet access and other advanced Internet services, our ability to successfully integrate our Internet service providers and acquire or partner with Internet-related product and service providers that complement or augment our existing business, our ability to raise funds for working capital and other risk factors described from time to time in our reports filed with the Securities and Exchange Commission. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, particularly in view of our early stage of operations, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

                                    PART I

Item 1. Description of Business

Overview

     Our strategy is to become a leading provider of high-speed Internet access and advanced Internet services to small and medium-sized businesses. Subject to our ability to obtain additional capital, we plan to acquire or partner with Internet-related product and service providers that complement or augment our existing business. We currently have networks providing Internet services in Tampa, Florida; Fresno, California; Eugene, Oregon; San Diego, California; Seattle, Washington; Las Vegas, Nevada; Sacramento, California; and Phoenix, Arizona and we have recently completed the acquisition of Internet service providers located in Seattle, Washington and Placerville, California. We currently have approximately 42,000 subscribers.

     Our company was incorporated in Colorado in 1996 under the name Allied Wireless, Inc. In December 1997, we merged with SkyLynx Express Holdings, Inc., and in February 1998 we changed our name to SkyLynx Communications, Inc. In December 1999, we changed our state of incorporation to Delaware through a merger of SkyLynx Communications, Inc., a Colorado corporation, with and into SkyLynx Communications, Inc., a Delaware corporation.

Industry Background

    We believe that the provision of Internet connection and advanced Internet products and services are two of the fastest growing segments of the telecommunications services market. According to International Data Corporation, total Internet service provider revenues in the United States are projected to grow from $10.7 billion in 1998 to $37.4 billion in 2003. The availability of Internet connectivity and advancements in technologies required to navigate the Internet have fostered the growth of Internet content and application development. These factors have contributed to the exponential growth in the number of commercial and residential Internet users. Businesses are increasingly recognizing that the Internet can significantly enhance communications among geographically distributed offices and employees as well as with customers and suppliers. In addition, the Internet helps businesses reduce operating costs, access valuable information and reach new markets. As a result, we believe businesses increasingly are using the Internet to enhance certain operations such as their sales, customer service and project coordination. International Data Corporation estimates that U.S. revenues for corporate access to the Internet will grow from $2.9 billion in 1998 to $12.0 billion in 2003.

     In addition to Internet connectivity, we believe business customers increasingly are seeking a variety of advanced products and services to take full advantage of the Internet. The principal advanced services currently being offered by business-oriented Internet service providers include:

     .    hosting world wide web sites;

     .    Internet and computer network security;

     . commerce, including marketing and sales, known as "electronic commerce";

     . networks among computer users within a business, or at several different locations, sometimes known as "intranets" or "extranets";

     .    voice and facsimile transmission;

     .    data storage and retrieval; and

     .    application services provision.

According to International Data Corporation, the provision of advanced Internet services is the fastest growing segment of the Internet services market and is expected to grow from $3.0 billion in 1998 to over $12.9 billion in 2003.

     The rapid development and growth of the Internet has resulted in a highly fragmented industry. According to CS First Boston, there are approximately 5,000 national and local Internet service providers in the

United States, and no dominant Internet service provider serves the needs of small and medium-sized businesses. We believe that large national Internet service providers and hosting service providers have primarily focused on large businesses or consumers and lack the local presence to provide the customized services required by small and medium-sized businesses. According to CS First Boston, less than half of small and medium-sized businesses receive services from an Internet service provider, and those that do are generally served by independent regional and local Internet service providers.

Business Strategy

     The key elements of our business strategy are outlined below.

     We intend to continue to identify additional Internet access and enhanced Internet-related product and service providers for acquisition, investment and strategic opportunity. We will look to leverage our knowledge base and experience to focus on providing Internet access and enhanced services to the small and medium size business community. We also intend to broaden our product and service offerings by developing certain key technologies and by establishing strategic relationships with outside companies that offer specific, business-driven solutions to our target market sectors. The development efforts for these new technologies and services come from a combination of internal entrepreneurial initiatives and from selected market trials of outside vendor solutions with our customer base. We believe that our experience as an Internet related service provider for clients in both the business and consumer market segments is a critical component of our ability to assess market demand and eventual customer acceptance.

     All of the Company's efforts with respect to acquiring additional properties, developing new technology solutions and establishing joint ventures are subject to our existing financial resource base and our ability to obtain additional financing. As we continue to identify additional Internet access and enhanced service providers for acquisition, investment and strategic opportunity we will look to develop a series of narrowly focused products and services. These include, but are not limited to, wholesale and retail connectivity offerings, with a key emphasis on the resale of leased capacity and digital-subscriber-line (DSL) technology, Internet related security and security software, business-to-business electronic commerce applications and Web-based productivity applications and infrastructure. We will look to expand our market presence in each of these areas and will develop both internally and as a result of strategic relationships, advanced products and services to our customers.

     We plan to integrate the operations of our acquired Internet service providers in part by connecting them to a single, high-speed network and by consolidating their accounting, customer billing, purchasing and other financial operations at our headquarters. If we acquire several Internet service providers in a single market, we plan to consolidate their marketing, sales, customer service and technical operations, and intend to adopt the best ideas and practices of each Internet service provider in that market. Additionally, we plan to offer to our installed customer base a series of new products and services that are designed to improve connectivity, security, productivity and cost-effective acquisition of key goods and services.

     Small and medium-size businesses are purchasing an increasing number of advanced Internet products and services. We believe SkyLynx and its affiliated companies and partners will be able to derive additional revenue from both new and existing customers by selling an expanding array of products and services, including:


          .    enhanced retail broadband Internet access - with an emphasis on
               DSL;
          .    reliable and cost effective wholesale connectivity;
          .    web site hosting;
          .    Internet security and security related products and services;
          .    electronic commerce applications - with a focus of
               business-to-business solutions;
          .    business productivity applications and infrastructure - with Web based productivity solutions, such as enhanced access for mobile workforces, as the key target area;
          .    application services provision for cost-effective, efficient
               Web-based access to mission critical and other software; and
          .    voice services over the Internet.

     We intend to encourage our regional operating locations to share their ideas and knowledge of innovative Internet services among each other and to our affiliated companies and strategic partners. We believe this practice will allow us to further understand our target market segments and continue to foster development of new technology product and service offerings designed to meet customer demand.

Current Markets and Acquisitions

     Listed below are certain of the markets in which we currently operate, and certain of the acquisitions we have made in these markets:

     Tampa, Florida. On February 2, 1999, we acquired substantially all of the assets of InterAccess Corp., an Internet service provider operating in the Tampa area serving approximately 250 customers, the majority of which are businesses. The aggregate purchase price for this acquisition was $390,770, consisting of $195,385 in cash and 35,164 shares of our common stock.

     Eugene, Oregon. On March 24, 1999, we completed the acquisition of ContiNet, LLC, an Internet service provider serving approximately 1,100 customers in the Eugene area. The aggregate purchase price for this acquisition $497,541, consisting of $343,379 in cash, and the assumption of $50,000 of debt and 19,160 shares of our common stock. We retained the services of seven employees of ContiNet, including the general manager and co-founder of the business.

     Fresno, California. We have acquired leases for two wireless channels in the Fresno, California market. We have completed construction of these channels and have begun operating the Fresno network. On April 29, 1999, we acquired substantially all of the assets of Net Asset, LLC, an Internet service provider operating in the Fresno area serving approximately 450 customers, the majority of which are businesses. The purchase price for this acquisition was approximately $1,175,000 in cash. We have initiated the integration of the Net Asset acquisition into the Fresno system. Prior to the acquisition, we were serving approximately 50 customers in the Fresno market.

     San Diego, California. On April 28, 1999, we acquired substantially all of the assets of Simply Internet, Inc., an Internet service provider operating in the San Diego, California area serving approximately 6,000 customers. The purchase price for this acquisition was approximately $2,123,775 in cash. We retained the services of the general manager and co-founder of Simply Internet.

     Seattle, Washington. On May 7, 1999, we completed the acquisition of substantially all of the assets of SeaTac.Net, Inc., an Internet service provider operating in the Seattle, Washington area serving approximately 900 customers. The aggregate purchase price for this acquisition was approximately $400,000, consisting of $200,000 in cash and 19,865 shares of our common stock. We retained the services of three key employees of SeaTac.Net, including the general manager and co-founder of the business. On February 11, 2000, we completed the acquisition of Alternate Access Inc., an Internet service provider operating in the Seattle, Washington area serving approximately 7,000 customers. The aggregate purchase price for this acquisition was approximately $4.1 million, consisting of $1.95 million in cash and 684,430 shares of our common stock. We entered into a consulting agreement with the founder of Alternate Access under which he will provide consulting services to us until May 11, 2000. In connection with this acquisition we entered into an agreement to purchase 30% of the outstanding capital stock of PDGT.COM, INC., a provider of wholesale Internet connectivity to Internet service providers located in the Seattle area. PDGT.COM, INC. is qualified as a competitive local exchange carrier (CLEC) in Washington, Oregon, Idaho and Montana. The aggregate purchase price for this transaction will be $1,150,000 in cash. The owner of PDGT.COM is the former owner of Alternate Access. As of February 11, 2000, we purchased approximately 21.8% of PDGT.COM's outstanding capital stock for $750,000 in cash. The closing of our purchase of the remaining 8.2% of common stock is subject to certain conditions, including PDGT.COM's attainment of prescribed revenue levels, and is expected to close by February 2001.

     Sarasota, Florida. On June 4, 1999, we obtained a 25 year lease for 12 wireless channels in the Sarasota-Bradenton area. The lease gives us coverage over six Florida counties: Sarasota, Manatee, Charlotte, DeSoto, Pasco and Pinellas. We have begun the process of applying to the Federal Communications Commission to upgrade the system to a two-way licensed frequency system.

     Las Vegas, Nevada. On July 16, 1999, we completed the acquisition of substantially all of the assets of Network Training and Consulting d/b/a
ISAT Network, an Internet service provider operating in the Las Vegas, Nevada area serving approximately 3,100 customers. The aggregate purchase price for this acquisition was approximately $900,000, consisting of $450,000 in cash and 56,250 shares of our common stock.

     Sacramento, California. On July 27, 1999 we acquired all of the capital stock of CalWeb Internet Services, Inc., an Internet service provider operating in the Sacramento, California area serving approximately 7,800 customers. The aggregate purchase price for this acquisition was approximately $4.3 million, consisting of approximately $2.6 million in cash and 255,639 shares of our common stock. We retained the services of the two former owners of CalWeb. On February 11, 2000, we acquired substantially all of the assets of Planetlink Communications, Inc. d/b/a Inforum Communications, an Internet service provider operating in the Sacramento - Placerville, California area serving approximately 1,600 customers. The aggregate purchase price for this acquisition was approximately $474,900, consisting of approximately $237,450 in cash and 74,494 shares of our common stock.

     Phoenix, Arizona. On July 29, 1999 we acquired substantially all of the assets of Inficad Computing and Design, L.L.C., an Internet service provider operating in the Phoenix, Arizona area serving approximately 9,100 customers. The aggregate purchase price for this acquisition was approximately $2.6 million, consisting of approximately $1.1 million in cash and approximately 216,620 shares of our common stock.

Products and Services

     We offer, through our regional Internet service provider operations and strategic partnerships, a comprehensive range of Internet connection and advanced Internet services. In addition to key products and services that are not limited by geographic boundaries, the specific services we offer in each market are determined based on the needs of the market and local competitive conditions.

     The following is a description of the services we currently offer, or intend to offer in the future.

     Basic Internet services. We offer customers several high-speed Internet services including local access connection, full service high-speed Internet access and a variety of intranet/extranet connection services. We provide all of our subscribers Internet access, allowing customers to access the world wide web to receive and send data, video and audio. Our subscribers can search the Internet for data, download large files and exchange Internet mail. Our Internet services also include interactive news services as well as connections to other corporate computer networks outside the customer's local area.

     Advanced Internet products and services. We believe that our small and medium-sized business customers will continue to increase their use of the Internet as a business tool and, as a result, will require an expanding range of advanced products and services. Our product development and marketing groups will focus on developing new advanced products and services through internal development, acquisitions and strategic relationships with software, hardware and Internet content businesses. Below is a description of each service we offer:

          Web hosting services. Web hosting is performed by computers known as web servers, which carry or "host" Internet web sites on their systems.
     The web server enables anyone with access to the Internet to view the web site. We offer our customers web hosting services through a combination of internal efforts and the use of third party partners. We also provide our customers web hosting services that will connect their corporate computer networks to the Internet. In the future, we plan to administer and maintain Internet web sites at our local operating centers.

          Web site management services. We offer web site management services that maintain and update our customers' web sites on an ongoing basis. Additionally, we provide our customers with statistics and analysis of the use of their web sites by others.

          Web site co-location. We also offer web site co-location, pursuant to which a customer-owned web server is located at one of our network locations for higher reliability and security. This allows the customer to own its own web server without having to maintain and manage the data center for the web site. Our network supports high performance corporate servers, and our network engineers administer and maintain our customers' hardware and software in a secure and protected environment.

          E-mail services. We provide and support Internet mail services. We support customer's e-mail service with domain names (i.e., name@abc-company.com), as well as without a domain (i.e., name@skylynx.com). Mail services may operate on customers' servers or on servers we provide at each of our local operating centers.

          Electronic commerce. Electronic commerce provides customers with the ability to market and sell products and services on the Internet. We provide e-commerce services through strategic partnerships. We also intend to provide advanced e-commerce hosting environments and to form partnerships with software developers to provide certain e-commerce services, such as online catalogs.

          Domain name services. We provide domain name service, which is a general purpose data service used on the Internet for translating web host names, like "www.yourname.com," into numeric Internet addresses. On behalf of our customers, we register and administer Internet domain names. Our customers retain ownership of each domain, although we act as the administrative contact for the domain. We provide support services for these domains including electronic mail services, file transfer programs, world wide web services and electronic commerce.

          Web site development services. An Internet homepage or a web site consists of the graphics and text viewed on the Internet which is associated with a specific world wide web address. We provide Internet homepage and web site development services to our customers both directly and through relationships with third party vendors.

          System integration services. We provide system integration services to our customers, specifically in the area of high-speed Internet and intranet/extranet connections and gateways. Our services also include the installation and configuration of routers, web servers, proxy servers and Internet firewalls.

          Security services. Security is vital to most businesses connected to the Internet. Through a combination of internal initiatives and strategic partnerships, we offer a comprehensive set of network-based security products, including firewall maintenance and management, authentication of network users and data encryption services. Moreover, we have developed a series of host-based security solutions designed to prevent, rather than simply detect, Internet-based security breaches and exploitation of our clients' systems. We intend to develop and commercialize these products in the coming months.

          Consulting services. We offer a full set of consulting services to our customers, including network and system design, security system needs analysis and implementation, and other Internet-related consulting services. We intend to invest in additional consulting service capabilities or form partnerships with technology leaders to provide customers with additional consulting services.

     In addition to the services described above, we intend to offer our customers voice over the Internet services. Voice over the Internet allows customers to make telephone calls using the Internet, potentially lowering the cost of some calls, including international calls. We are currently developing and testing this service with the assistance of some of our technology partners and non-paying customers.

Target Market

     Our plan is to focus our service offerings on the needs of small and medium-sized businesses. We believe that these businesses are becoming increasingly reliant on Internet access to significantly enhance communications with other offices, employees, customers and suppliers. We also believe that the Internet enables such businesses to reduce operating costs, access valuable information and reach new markets. As a result, we believe that small and medium-sized businesses increasingly are utilizing the Internet for crucial business needs such as sales, customer service and project coordination. According to CS First Boston, small and medium-sized businesses represent a potential market of over 7,000,000 customers in the U.S., and Internet use by this market segment is expected to grow at over 40% per year. We believe that small and medium-sized businesses generally seek an Internet service provider with locally-based personnel who are readily available to respond in person to technical issues, who can assist in developing and implementing the customer's effective use of the Internet, and with whom the customer can establish a stable and long-term relationship.

Sales and Marketing

     We offer our products and services through a direct sales force, resellers and other indirect sales channels. We also use the world wide web to market our products and services.

         Direct sales. We currently employ a direct sales force to focus on our target customers. We plan to continue to hire sales representatives who have strong Internet-related backgrounds and who understand the needs of their local businesses. These representatives are based in the local communities in which they will sell our products and services. We also plan to use direct marketing techniques including direct mail, telemarketing, seminars and trade-show participation.

          Resellers and indirect sales. We will continue to employ and further develop reseller and referral programs to market and distribute our services. Resellers are persons or entities not directly employed or affiliated with us who agree to market and sell our products. Our reseller programs offer resellers an up-front bonus for each new customer and the ability to share in revenues from customers they bring to us. We have established reseller arrangements with several Internet-related companies. Referral partners receive a fee or some other form of compensation for referring customers or customer leads to us. We expect that referral partners will include organizations such as local computer companies, information technology consultants, web page designers, advertising agencies or other entities that do not generally sell Internet services directly.

          Web based sales and marketing. We will continue to employ and further develop an Internet-based sales and marketing channel for certain of our products and services that can be sold and distributed over the world wide web. We will use our existing knowledge of web transactions and our ongoing vendor relationships to capitalize on targeted e-commerce sales and marketing opportunities.

Operations

     Network management. We currently manage our local network full-time using management, monitoring and tracking systems at each of our local operations centers. Our local operations centers monitor the local networks delivering Internet services to our customers.

     Support services. In addition to our monitoring capabilities, we plan to offer in the future the following support services to increase the quality and consistency of our services:

     . Customer technical support. We intend to establish a central customer support center to enable us to respond on a 24 hour basis to customer needs. We also plan to maintain local customer support personnel to provide installation assistance at customer sites, system maintenance and troubleshooting services.

     . Financial information management. We plan to employ a centralized financial reporting and payroll/human resources system to provide a central, standardized accounting system for all Internet service providers we have and may acquire.

     . Billing and collections. We also plan to implement a centralized billing and collections system for all Internet service providers we have and may acquire.

Competition

     The market for Internet access and related services is extremely competitive. We expect competition to increase as Internet use grows and established national Internet service providers, telecommunications and computer related vendors expand their traditional products and services and new start-up businesses emerge. Our competitors may include:

     . national and regional commercial Internet service providers such as Verio, UUNet, GTE Internetworking, PSINet, Concentric Networks and DIGEX;

     . established online commercial information providers like AOL, MSN and Prodigy;

     . local Internet service providers in our target market areas who provide services similar to ours;

     .    cable television operators like @Home and Roadrunner;

     . national long distance telecommunications carriers like AT&T, MCI Worldcom and Sprint;

     . regional telephone operating companies like US West, SBC Communications and Bell South;

     . Providers of wholesale and retail advanced connectivity services including competitive local exchange carriers such as ICG and TCG and data local exchange carriers such as Covad and Northpoint;

     . Emerging and established enhanced Internet-related product and service providers in specific areas including application service providers such as Future Link and USInternetworking and providers of business-to-business e-commence platforms such as Purchase Pro and Vertical Net; and

     . Companies providing network and host-based security applications and products like Tripwire, McAfee and Checkpoint.

     We also believe that new competitors will continue to enter the Internet access and related Internet markets. These new competitors may include large computer hardware and software companies, media and telecommunications entities and companies that provide direct service to residential customers, including cable television operators, wireless communication companies, local and long distance telephone companies and electric utility companies.

     Almost all of our competitors are larger than us and have greater financial, technical and operating resources than we do. We cannot assure you of our survival in this intensely competitive environment. We believe that we will need to distinguish ourselves by our technical knowledge, our responsiveness to our target customers, our ability to market and sell customized combinations of services within our markets and our capacity to offer diverse Internet services.

Employees

     As of March 30, 2000, we employed approximately 154 people, including 141 full-time and 13 part-time employees. We consider our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

Item 2.   Description of Property

     We lease all of our facilities and do not own any real property. Our corporate headquarters is located at 600 South Cherry Street, Suite 400, Denver, Colorado, where we lease approximately 6,000 square feet of office space. Our lease agreement commenced February 1, 1999, and has a term of two years. We also lease the following office spaces: Fresno, California, 4,000 square feet; San Diego, California, 2,347 square feet; Tampa, Florida, 2,500 square feet; Eugene, Oregon, 1,800 square feet; Washington, D.C., 500 square feet; Seattle, Washington, 505 square feet and 3,650 square feet; Sacramento, California, 4,000 square feet; Placerville, California, 1,200 square feet; Las Vegas, Nevada, 1,000 square feet; Phoenix, Arizona, 7,000 square feet and 2,873 square feet; and San Francisco, California, 1,700 square feet. We believe that our existing facilities are adequately covered by insurance and are adequate for the foreseeable future.

Item 3.  Legal Proceedings

          We are a party to the following material legal proceedings:

1.   In re: Cable Corporation of America d/b/a Paradise Cable (United States
     --------------------------------------------------------
Bankruptcy Court, Middle District of Florida, Tampa Division).


     On May 12, 1999, the United States Bankruptcy Court for the Middle District of Florida confirmed a plan of reorganization involving Cable Corporation of America, which does business under the name Paradise Cable Corporation. The plan of reorganization provided for the transfer to us of substantially all of Cable Corporation's assets, including wireless cable licenses issued by the Federal Communications Commission (FCC) to a subsidiary of Cable Corporation. The consideration we will pay in this transaction will be 220,000 shares of our common stock and our assumption of approximately $891,000 of indebtedness, plus accrued interest, previously owed by Paradise to the FCC. On June 3, 1999, the effective date of the plan of reorganization, we delivered 120,000 shares of common stock to the disbursing agent in the bankruptcy.

     On October 8, 1999, E. Paul Hansen, the Former Chairman of the Board of Cable Corporation and a creditor in the bankruptcy proceeding, filed a complaint in the United States Bankruptcy Court, Middle District of Florida, seeking to revoke the confirmation order. The complaint alleged that we failed to disclose material facts during the bankruptcy and reorganization process and that this failure was an intentional omission that constituted fraud on the court.

     In response to Mr. Hansen's complaint, we filed a motion for summary judgment with the bankruptcy court on October 15, 1999, asserting that there were no issues of material fact in the proceeding and that we were entitled to judgment as a matter of law. On January 7, 2000, the bankruptcy court granted our motion for summary judgment on all issues, and ruled that we were entitled to recover any costs incurred in the action from Mr. Hansen. Mr. Hansen has appealed the bankruptcy court's ruling to the United States District Court for the Middle District of Florida. The appeal is still pending.

     On February 16, 2000, Morse, Berman & Gomez P.A., the disbursing agent in the bankruptcy proceeding, filed a complaint with the United States Bankruptcy Court for the Middle District of Florida seeking a declaration that we are in breach of the terms of the bankruptcy plan and confirmation order for failing to pay a portion of the consideration for the Cable Corporation assets. In the complaint, the disbursing agent seeks damages and rescission of the transactions already consummated under the bankruptcy plan. We believe this complaint is without legal merit and intend to defend it vigorously.

     2. Investment Management of America, Inc. v. SkyLynx Communications, Inc.,
        -----------------------------------------------------------------------
(Circuit Court in and for Sarasota County, Florida, Case No. 9915657 CA). On November 29, 1999 Investment Management of America Inc. filed suit against us in the Sarasota County Circuit Court, alleging that we had breached a purported agreement for services to be rendered by Investment Management. The complaint demanded that we issue 300,000 shares of our common stock to Investment Management pursuant to the purported agreement. On December 30, 1999, we filed an answer to Investment Management's complaint, denying all of Investment Management's claims and asserting affirmative defenses, including the lack of an enforceable agreement between the parties. On January 11, 2000, Investment Management filed a reply to our answer which denied our affirmative defenses. We have begun discovery in this case and intend to defend it vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of security holders.

                                    PART II


Item 5.    Market for Common Equity and Related Stockholder Matters

Market Information

     Our common stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board on a limited and sporadic basis under the symbol "SKYK." Our common stock began trading over-the-counter on July 31, 1998. There is no assurance that our common stock will continue to be quoted or that any liquidity exists or will exist for our common stock.

     The reported high and low bid and asked prices are shown below for the period from July 31, 1998 through December 31, 1999, as reported on the OTC Electronic Bulletin Board. The prices presented are bid and asked prices, rounded to the nearest one-thousandth, which represent prices between broker-dealers and do not include retail mark-ups or mark-downs or any commission to the broker-dealer. The prices may not necessarily reflect actual transactions:

                                        BID             ASKED

                                    HIGH     LOW      HIGH    LOW
1998:
Third Quarter (from 7/31/98)       $ 5.250  $2.500  $ 6.000  $3.000
Fourth Quarter                     $ 4.250  $2.125  $ 4.500  $2.375

1999:
First Quarter                      $ 7.340  $2.500  $ 8.000  $2.750
Second Quarter                     $11.500  $6.875  $13.250  $7.250
Third Quarter                      $ 8.938  $2.750  $ 9.125  $2.750
Fourth Quarter                     $ 5.406  $2.000  $ 5.438  $2.125

            As of April 10, 2000, there were approximately 216 stockholders of record of our common stock.

The Securities Enforcement and Penny Stock Reform Act of 1990

          The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure, relating to the market for penny stocks, in connection with trades in any stock defined as a "penny stock." The Commission recently adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

          Our common stock is subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in penny stocks. Those disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investments in penny stocks can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. It contains an explanation and disclosure of the bid and offer prices of the security, any retail charges added by the dealer to those prices ("markup" or "markdown"), and the amount of compensation or profit to be paid to or received by the salesperson in connection with the transaction. The disclosure contains further admonitions for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security as well as the salesperson with whom the investor is working, and to understand the risky nature of an investment in the security. Further, the disclosure includes information regarding the market for penny stocks, explanations regarding the influence that market makers may have upon the market for penny stocks and the risk that one or two dealers may exercise domination over the market for such security and therefore control and set prices for the security not based upon competitive forces. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Following the proposed transaction, the broker must provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. Many brokers may be unwilling to engage in transactions in our common stock because of these added disclosure requirements, thereby making it more difficult for security holders to dispose of their securities.

Dividends

          Since inception, we have not paid or declared any cash dividends on our common stock. Our Board of Directors does not currently intend to pay any cash dividends on our common stock in the future. In addition, provisions of our outstanding preferred stock restrict our ability to pay dividends on our common stock.

Recent Sales of Unregistered Securities

     Between September 1999 and December 1999, we issued an aggregate of 1,000,000 shares of our common stock to holders of our series E convertible preferred stock upon their conversion of an aggregate of 3,000 shares of our series E convertible preferred stock. The shares of common stock were issued exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The shares, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act.

     In November 1999 we issued $1,950,000 aggregate principal amount of convertible promissory notes and warrants exercisable to purchase certain shares of our common stock, determined based upon a formula which takes into account, among other things, the date of the closing of our Series F convertible preferred stock. The securities were issued exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided by
Section 4(2) of the Securities Act and Rule 506 thereunder.

     In December 1999 we issued an aggregate of 345,406 shares of our common stock to the holder of our series B convertible preferred stock upon its conversion of 600 shares of series B convertible preferred stock. The shares of common stock were issued exclusively to an entity that qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The shares, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act.

     Between August 24, 1999 and January 6, 2000, we issued an aggregate of 1,908,299 shares of our common stock to holders of our series D convertible preferred stock upon their conversion of an aggregate of 5,560 shares of our series D convertible preferred stock. The shares of common stock were issued exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The shares, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act.

    On February 2, 2000, we issued 1,950 shares of our series F convertible preferred stock and warrants exercisable to purchase an aggregate of 749,666 shares of our common stock at an exercise price of $1.50 per share to 18 investors upon their conversion of $1,950,000 aggregate principal amount of our convertible promissory notes. The securities were issued exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 thereunder.

     On February 2, 2000, we issued a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $.01 per share to one investor in connection with our offering of series F convertible preferred stock. The security was issued to a person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The security, which was taken for investment and was subject to appropriate transfer restrictions, was issued without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 thereunder.

     On February 7, 2000, we issued a warrant to purchase 100,000 shares of our common stock at exercise prices ranging from $6.25 to $10.00 per share to one investor in consideration for services rendered. The security was issued to a person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The security, which was taken for investment and was subject to appropriate transfer restrictions, was issued without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 thereunder.

     Between February 2 and March 10, 2000, we issued an aggregate of 13,366 shares of our series F convertible preferred stock to 65 investors for an aggregate purchase price of $13,366,000. The securities were sold exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 thereunder.

     On February 11, 2000, we issued an aggregate of 684,431 shares of our common stock in connection with our acquisition of Alternate Access, Inc. The securities were issued exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The shares, which were taken for investment and were subject to appropriate transfer restrictions were issued without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 thereunder.

     On February 11, 2000, we issued an aggregate of 74,494 shares of our common stock in connection with our acquisition of Planetlink Communications, Inc. d/b/a Inforum Communications. The securities were issued exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The shares, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 thereunder.

     On February 11, 2000, we issued two warrants exercisable to purchase an aggregate of 500,000 shares of our common stock to one investor in exchange for services rendered to us in connection with our series F convertible preferred stock offering. The first warrant is exercisable to acquire 400,000 shares of our common stock at an exercise price of $0.01 per share and the second warrant is exercisable to acquire 100,000 shares of our common stock at an exercise price of $3.00 per share. The securities were issued to a person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided by
Section 4(2) of the Securities Act.

     Between March 7, 2000 and March 31, 2000, we issued an aggregate of
4,440 shares of our series D-1 convertible preferred stock to holders of our series D convertible preferred stock upon their exchange of an aggregate of 4,440 shares of our series D convertible preferred stock. The securities which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act.

     Between March 7, 2000 and March 31, 2000, we issued an aggregate of 3,000,000 shares of our common stock to two holders of our series D-1 convertible preferred stock upon their conversion of an aggregate of 3,000 shares of our series D-1 convertible preferred stock. The shares were issued exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act.

     On March 10, 2000, we issued a warrant to purchase 526,316 shares of our common stock to one investor in consideration of such investor having participated in a private equity transaction in January 1999. The security was issued to a person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The security, which was taken for investment and was subject to appropriate transfer restrictions, was issued without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 thereunder.

Item 6. Management's Discussion and Analysis or Plan of Operations

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this prospectus.

Overview

     We provide a range of Internet access and Internet-related services to small and medium-sized business and residential customers. The primary services we offer include:

     .    broadband and dial-up Internet access;

     .    registration and administration of customers' Internet domain names;

     .    web site hosting services;

     .    web site development services; and

     .    Internet security services.

     We earn revenue primarily from subscriptions from our customers for Internet access. Subscription fees among our Internet service providers vary between $15.00 and $200.00 per month, depending upon economic and competitive conditions in their individual markets, and the billing plans each Internet service provider offers. Most of our customers pay us on a monthly basis. We earn additional revenue from hosting and developing commercial and individual web sites, registration and administration of customers' Internet domain names, and various Internet - related security services, such as penetration assessments and network security consulting services. The rates we charge for these services vary depending upon local competitive conditions, and, in some cases, arrangements we have with third-party providers of these services. Customers generally pay us directly on a per-service basis for these services. Over time, the composition of our revenue may change as we develop our strategy to provide additional Internet security services and web site hosting and development services to our customers.

     Our costs and expenses primarily fall into the following categories:

     .    telecommunications;

     .    selling, general and administrative; and

     .    amortization and depreciation.

     Our telecommunications and operating expenses consist of our cost of non-capital equipment and telecommunication costs associated with providing services to subscribers, including the cost of local telephone lines and the costs of leased lines connecting the Internet and our operations centers. We expect these costs to increase over time to support our growing subscriber base. However, we expect these costs to decrease as a percentage of revenues over time as we utilize our increased size to negotiate more favorable rates with telecommunication carriers.

     Our selling, general and administrative expenses include employee salaries and benefits, non-capital equipment costs, office rent and utilities, customer service and technical support costs and the sales and marketing costs associated with acquiring new subscribers, including bonuses, sales commissions and advertising. We expect our general and administrative costs to increase accordingly with our planned growth in our customer base. We also expect our customer service, technical support and sales and marketing costs to increase over time as we grow our business and add new subscribers. New subscribers tend to be particularly heavy users of customer service and technical support.

     Our amortization expenses primarily relate to the amortization of goodwill and other intangible assets acquired in our purchases of Internet service providers, and are based upon the useful lives of these intangibles. Our amortization expenses are expected to increase as we make additional acquisitions, and will vary according to purchase prices and the proportion of intangible assets acquired.

     Our depreciation expenses primarily relate to our equipment and are based on the estimated useful lives of the assets ranging from three to five years using the straight-line method. Depreciation expense is expected to increase as our Internet service providers expand their networks to support new and existing subscribers.

     Between January 1, 1999 and February 11, 2000, we acquired ten Internet service providers for aggregate consideration of approximately $10.4 million in cash, 1,352,005 shares of our common stock and the assumption of approximately $50,000 of indebtedness.

     All of the acquisitions we have completed to date have been accounted for using the purchase method of accounting. As a result, the amount by which the fair value of the consideration we paid in these acquisitions exceeds the fair
value of the net assets we bought (approximately $     million), has been
recorded as goodwill. This goodwill will be amortized over its estimated useful
life of   years as a non-cash charge to operating income.

     We currently provide services to approximately 42,000 customers in six states. At December 31, 1998, we served less than 300 customers. Our goal is to become a leading provider of broadband Internet access and related Internet services to small and medium-sized businesses. We plan to focus our future growth on acquiring small and medium-sized business customers in the markets in which we compete and on offering enhanced Internet services, such as security services and website hosting services, to both our existing customers and to new customers.

Reverse Split

     Unless otherwise stated, all share and per share information contained in this report gives retroactive effect to a 1-for-13 reverse split of all outstanding shares of our common stock which was effected on January 23, 1998.

Results of Operations

     The discussion of our historical results set forth below addresses our historical results of operations and financial condition as shown on our Consolidated Financial Statements for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The historical results for the year ended December 31, 1999 include the results of the eight businesses we acquired prior to December 31, 1999 from their respective dates of acquisition.

Historical Results for the Year Ended December 31, 1999 as Compared to the Year Ended December 31, 1998.

Revenue. For the year ended December 31, 1999, our revenues from operations increased to $4,726,589 from $7,898 for the year ended December 31, 1998. The increase was primarily the result of our acquisition of eight Internet service providers between January 1, 1999 and July 29, 1999 and the customer and revenue growth experienced by those businesses from the dates on which they were acquired through December 31, 1999. Our revenues from operations consisted primarily of customer revenues received for Internet access services, equipment set-up and installations, web hosting services and security related services. We earn access revenues primarily from subscriptions from our customers for Internet connection and access. The subscription fees paid by our customers vary among our Internet service providers and by the billing plans offered by a particular Internet service provider.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1999 increased to $31,256,220 from $5,300,834 for the year ended December 31, 1998 an increase of 490%. The increase was due primarily to the costs associated with acquiring our Internet service providers, the ongoing operating costs associated with the existing customer bases of these Internet service providers as well as the costs associated with growth of our customer base, the amortization of goodwill associated with our acquired businesses and non-cash compensation expense relating to the vesting of options granted to certain of our directors and officers. Our selling, general and administrative expenses consist primarily of telecommunications expenses and other selling, general and administrative expenses.

Our telecommunications expenses consist of our cost of non-capital equipment and telecommunications costs associated with providing services to subscribers, including the cost of local telephone lines and the costs of leased lines connecting to the Internet and our operations centers. Telecommunications expenses for the year ended December 31, 1999 were $2,021,293. We had no telecommunications expenses for the year ended December 31, 1998.

Our other selling, general and administrative expenses include employee salaries and benefits, non-capital equipment costs, office rent and utilities, customer service and technical support costs and the sales and marketing costs associated with acquiring new subscribers, including bonuses, sales commissions and advertising. Selling, general and administrative expenses for the year ended December 31, 1999 were $26,236,781 up from $5,300,834 for the year ended December 31, 1998.

Our amortization expenses primarily relate to the amortization of goodwill and other intangible assets acquired in our purchases of Internet service providers, and are based upon the expected useful lives of these intangibles. Our amortization expenses for the year ended December 31, 1999 were $2,160,990, up from $6,938 for the year ended December 31, 1998.

Net Loss. Our activities for the year ended December 31, 1999 resulted in a net loss of $26,762,816, as compared to a net loss of $5,274,832 for the year ended December 31, 1998.

Assets, Liabilities and Shareholders' Equity

Assets. Our total assets at December 31, 1999 and December 31, 1998 were $16,532,181 and $2,407,603, respectively. Our assets at December 31, 1999 consisted principally of cash of $1,947,982, net accounts receivable of 710,878, prepaid expenses and other current assets of $734,569, net property and equipment of $3,566,045 and net intangible assets of $9,572,707.


Liabilities and Shareholder's Equity. Our total liabilities at December 31, 1999 and December 31, 1998 were $6,935,463 and $1,139,479 respectively. Our liabilities at December 31, 1999 consisted primarily of accounts payable and accrued liabilities of $2,359,897, short term notes payable of $1,975,541, deferred revenue of $998,230, short term capital lease obligations of $584,186, dividends payable on preferred stock of $720,082, long term capital lease obligations of $290,776 and long term notes payable of $6,751. Our shareholders' equity at December 31, 1999 and December 31, 1998 was $9,596,718 and $1,237,129,
respectively.


Liquidity and Capital Resources

     Since our inception, we have relied principally upon the proceeds of private equity financings to fund our working capital requirements. While our Internet service provider operations generate operating cash flow, that cash flow is not sufficient to cover our operating expenses.

     During the year ended December 31, 1998, we completed a private offering of units, each unit consisting of one share of our series A convertible preferred stock and a warrant to purchase two shares of common stock. In this offering, we sold an aggregate of 988,750 units and received proceeds of approximately $3,740,407, net of offering costs.

     In January 1999, we issued and sold to one accredited investor 263,158 units at a price of $1.90 per unit, for aggregate consideration of $500,000. Each unit sold in this offering consisted of one share of our common stock and a warrant to purchase two additional shares of our common stock.

     In January 1999, we issued and sold to one accredited investor 600 shares of our series B convertible preferred stock, 15,000 shares of common stock and warrants to purchase 120,000 shares of common stock. The aggregate purchase price for these securities was $600,000.

     In April 1999, we completed a private offering of 697,500 shares of our series C convertible preferred stock at a price of $4.00 per share. We received aggregate gross proceeds of $2,790,000 from this offering.

     In May 1999, we completed a private offering of 10,000 shares of our series D convertible preferred stock at a price of $1,000 per share. Series D investors also received warrants to purchase an aggregate of 405,880 shares of common stock. We received aggregate gross proceeds of $10,000,000 from this offering.

     In May 1999, we also completed a private offering of 3,000 shares of our series E convertible preferred stock at a price of $1,000 per share. Series E investors also received warrants to purchase an aggregate of 91,764 shares of common stock. We received aggregate gross proceeds of $3,000,000 from this offering.

     In November 1999 we issued $1,950,000 in convertible promissory notes to 18 accredited investors in a private placement transaction. In connection with our February 2000 sale of series F convertible preferred stock, all of the convertible promissory notes automatically converted into 1,950 shares of series F convertible preferred stock and warrants exercisable for three years to purchase an aggregate of 749,666 shares of our common stock at an exercise price of $1.50 per share.

     Between February 2, 2000 and March 10, 2000 we issued and sold to private investors an aggregate of 13,366 shares of our series convertible preferred stock at a price of $1,000 per share. We received aggregate gross proceeds of $13,366,000 from these sales.

     Between January 1, 1999 and February 11, 2000, we acquired ten Internet service providers for aggregate consideration of approximately $10.4 million in cash, 1,352,005 shares of our common stock and the assumption of approximately $50,000 of indebtedness. We funded the cash portion of these acquisitions through proceeds from our private placements of our convertible preferred stock.

     At December 31, 1999, we had cash of $1,987,982. Net cash used by operating activities for the year ended December 31, 1999 was $34,047,078. Net cash used for investing activities was $14,571,078, primarily as a result of our acquisition of eight Internet service providers during the year. Net cash provided by financing activities was $20,911,057, primarily as a result of the private equity financings and the promissory note financing undertaken during the year ended December 31, 1999.

     We expect our capital expenditures to increase as our operations continue to expand. We anticipate that we will use our financial resources to acquire additional communications equipment and improvements in our network technology to better support our existing and new customers and facilitate the integration of our financial reporting systems.

     At April 10, 2000, we had cash of approximately $8.2 million. We anticipate that our current cash on hand plus the cash flow from our Internet service providers will be sufficient to fund existing operations through the remainder of the fiscal year. However, we intend to continue to pursue additional acquisitions and to expand the range of Internet related services we offer, such as security services and web hosting and design services, to more comprehensively address the needs of small and medium-sized business customers. These activities will likely require the use of our cash on hand, cash from our Internet service provider operations and the issuance of additional equity, debt or both. There can be no assurance that such equity or debt financing will be available to us at all, or on terms acceptable to us. Any additional equity financing we undertake may be dilutive to our existing shareholders and any debt financing may involve pledging some or all of our assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If we are unable to obtain necessary additional capital, we may not be able to fully execute our business strategy or may be required to reduce our operations, which could have a material adverse affect on our business, financial condition or results of operations.

Year 2000 Issues


     Many existing computer systems and applications currently use two-digit date fields to designate a particular year. Date sensitive systems and applications may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the year 2000 issue may cause computer systems and applications to incorrectly process critical information and operational information. During 1999, we undertook an effort to identify and correct any potential year 2000 issues that may have existed with our information systems, suppliers and facilities. As of the date of this report, our business has not been materially affected by the year 2000 issue. We intend to continue to monitor the impact of the year 2000 issue on our business throughout the year ending December 31, 2000. There can be no assurance that the year 2000 issue will not adversely affect our business, financial condition or results of operations in future periods.

     The foregoing constitutes a Year 2000 statement and readiness disclosure subject to the protections afforded it by the Year 2000 Information Readiness Disclosure Act of 1998.

Item 7.    Financial Statements

          Our consolidated financial statements included in this Report beginning at page F-1 are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the name, age and position of our directors and executive officers:

     Name                  Age  Position
     Jeffery A. Mathias     40  President, Chief Executive Officer and Director
     Francis P. Ragano      70  Chairman of the Board
     J. Samuel Ridley       50  Director, Vice Chairman of the Board
     Robert J. Smith        42  Director
     James E. Maurer        39  Chief Financial Officer and Director
     Steven R. Jesson       51  Vice President, Integration
     Ned Abell              45  Vice President, Mergers and Acquisitions
                                  and Secretary
     David H. Roberts       32  Vice President, Business Development
     Jenny J. Kim           32  Vice President, Legal Affairs/General Counsel


     JEFFERY A. MATHIAS has been a director and our Chief Executive Officer since October 1998 and has served as our President since July 1998. From June 1997 to June 1998, Mr. Mathias was the Vice President of Business Development of Network System Technologies Inc., a provider of wireless Internet service. From August 1995 to May 1997, Mr. Mathias was Chairman and Chief Executive Officer of Wireless Holdings International, a start-up venture pursuing wireless cable television projects in Europe. From December 1993 to August 1995, Mr. Mathias was the Director of International Development and a director of American Telecasting, Inc., a leading wireless cable provider in the U.S.

     FRANCIS P. RAGANO, Major General, U.S. Army (RET), has been a director since February 1998 and has been our Chairman of the Board since July 1999. From 1988 until June 1999, Mr. Ragano was President and CEO of CMS, Inc., a wholly-owned subsidiary of Daimler-Benz GmbH. He is currently a director of Irvine Sensors, a manufacturer of infra-red sensors.

     ROBERT J. SMITH has been a director since August 1999. From 1993 to 1998, Mr. Smith held various management positions at America Online, Inc., including Founder, Senior Vice President and General Manager of AOL's Digital Cities network, Vice President of Affiliate Development, General Manager of AOL's Lifestyles and Interests Channel and Manager of Business Development. Since January 2000, Mr. Smith has been the Managing Director and Chief Executive Officer of Vector Development, LLC, which develops and supports early stage Internet companies.

     J. SAMUEL RIDLEY has been a director since August 1999, and has been Vice Chairman of our Board since December 29, 1999. Since March 2000, Mr. Ridley has been the President of telX Communications Corporation, a full service provider of colocation and value-added telecommunications services to Internet service providers and telecommunications carriers. Since January 2000, Mr. Ridley has also been a member of the Advisory Board of Intralinks Inc., which provides software solutions for secure business information transfer. From 1998 to 1999, Mr. Ridley was Senior Vice President and Head of Corporate Development for US. West. From 1986 to 1998, Mr. Ridley served as Senior Vice President and was a member of the management committee of Polaroid Corporation. From 1993 to 1996, Mr. Ridley was Senior Vice President, Strategic Development and Acquisitions for Lane Industries, Inc., which conducted business in the office products, hospitality, radio and protection services industries.

     JAMES E. MAURER has been our Chief Financial Officer since December 1998, and has been a director since July 1999. From August 1997 to December 1998, Mr. Maurer was the Director of Finance for Formus Communications, Inc., an Internet access and data transport business serving international markets. Mr. Maurer served as a consultant to Formus Communications from April 1997 to August 1997. From September 1995 to April 1997, Mr. Maurer was Vice President of Finance for Wireless Holdings International, a startup venture pursuing wireless cable television projects in Europe. From June 1994 to April 1995, Mr. Maurer worked for American Telecasting, Inc. as its Director of Financial Planning and Analysis.

     STEVEN R. JESSON has served as our Vice President, Integration since January 1999. Mr. Jesson worked with Wedbush Morgan Securities as Vice President/Sales Office Manager for the San Francisco Bay Area from September 1997 to September 1998. From March 1986 to July 1997, Mr. Jesson worked in various positions at Fidelity Brokerage Services, Inc., a wholly owned division of Fidelity Investments, most recently as Regional Vice President with responsibility for over 19 offices and over 300 employees.

     NED ABELL has served as our Vice President, Mergers and Acquisitions since September 1998. From August 1994 to August 1998, Mr. Abell was Director of Corporate Development of American Telecasting, Inc., with responsibility for merger and acquisition activities.

     DAVID H. ROBERTS has served as our Vice President, Business Development since January 1999. From October 1997 until January 1999, Mr. Roberts served as Managing Director of The Hunter Group, a Washington, D.C. based consulting firm advising developmental stage and medium-sized businesses. From October 1993 to September 1997, Mr. Roberts was Vice President of Adelphi Group, a consulting firm specializing in corporate development in the telecommunications and transportation industries.

     JENNY J. KIM has been our General Counsel and Vice President, Legal Affairs since July 1999. From December 1997 until July 1999, Ms. Kim was a corporate transactional attorney with the Silicon Valley office of McDermott, Will & Emery. From May 1996 to December 1997, Ms. Kim was associated with the law firm of Graham & James LLP and from December 1994 to May 1996 Ms. Kim was associated with the law firm of King, Shapiro, Mittelman & Buchman.

Section 16(a) Beneficial Ownership Reporting Compliance

          Under the securities laws of the United States, the Company's directors, its executive officers (and certain other officers) and persons holding more than 10% of our common stock are required to report their ownership in the Company's securities and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during fiscal year 1998. To our knowledge, based solely on the Company's reliance upon the written representations of its directors and officers or copies of the reports that they have filed with the Commission, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were satisfied in a timely manner during the fiscal year ended December 31, 1999, except for the following: Mr. Mathias, Mr. Maurer, Ms. Kim, Mr. Roberts, Mr. Abell, Mr. Ridley and Mr. Smith were each late in filing their respective Form 3; Mr. Jesson was late in filing a Form 4 with respect to one transaction, which was subsequently reported on a Form 5; and Mr. Ragano was late in filing a Form 4 with respect to two transactions, each of which was subsequently recorded on a Form 5. In addition, Mr. Mathias, Mr. Maurer, Mr. Abell, Mr. Jesson and Mr. Ragano each failed to file a required Form 5 with respect to option grants in 1998 and, instead, reported the transactions on subsequent Section 16 filings.

Item 10.   Executive Compensation

                          Summary Compensation Table

     The following table presents summary information concerning compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers as of December 31, 1999 (together, the "Named Executive Officers") for the periods indicated for services rendered to the Company and its subsidiaries.

                                                                                     Long Term Compensation
                                                                                     ----------------------
                                                   Annual Compensation              Restricted    Securities
                                                   -------------------                Stock       Underlying
  Name and Principal Position    Year      Salary        Bonus          Other       Awards ($)      Options
  ---------------------------    ----      ------        -----          -----       ----------      -------
Jeffery A. Mathias............   1999     $141,176     $75,000(1)     $27,000(2)     $747,500            --
  President and Chief            1998       53,877      65,000(3)         --              --       1,211,400
  Executive Officer

James E. Maurer(4)............   1999      120,599      65,000(1)       5,500(5)      172,500            --
  Chief Financial Officer        1998          --          --             --              --         847,000

David H. Roberts(6)...........   1999      107,692      55,000(1)       4,800(5)      149,100        680,000
  Vice President--Business       1998          --          --             --              --             --
  Development

Ned Abell.....................   1999      117,175      40,000(1)       4,800(5)      115,000        230,000
  Chief Operating Officer--      1998       32,000      15,000(3)         --              --         418,800
  ISP Services

Steven R. Jesson(7)...........   1999      116,692      40,000(1)         --              --         195,000
  Executive Vice President--     1998          --          --             --              --         130,434
  ISP Services

--------------------

(1) This amount was paid during 2000 based upon the Named Executive Officer's performance during 1999.

(2) Includes a housing allowance of $19,200 and an automobile allowance of $7,800.

(3) $20,000 of this amount was paid in 1998 and the remaining $45,000 of this amount was paid during 1999 based upon the Named Executive Officer's performance during 1998.

(4)  Mr. Maurer's employment with the Company began as of December 23, 1998.

(5)  Consists of an automobile allowance paid during the calendar year 1999.

(6)  Mr. Roberts' employment with the Company began as of January 7, 1999.

(7)  Mr. Jesson's employment with the Company began as of January 1, 1999.

Equity Incentive Plan


     Our Board of Directors and shareholders have adopted and approved our 1998 Equity Incentive Plan, as amended. Pursuant to the plan, stock options granted to eligible participants may take the form of incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended, or options which do not qualify as incentive stock options, known as non-qualified stock options. As required by Section 422 of the Internal Revenue Code, the aggregate fair market value of our common stock with respect to our incentive stock options granted to an employee exercisable for the first time in any calendar year may not exceed $100,000. This limitation does not apply to non-qualified stock options. The exercise price of an incentive stock option may not be less than 100% of the fair market value of the shares of common stock on the date of grant. An option is not transferable, except by will or the laws of descent and distribution. If the employment of an optionee who has been granted incentive stock options terminates for any reason, other than for cause, or by reason of death, disability, or retirement, the optionee may exercise his incentive stock options within a ninety day period following such termination to the extent he was entitled to exercise the options at the date of termination. Either our Board of Directors can administer the plan, provided that a majority of directors are "disinterested," or the Board of Directors may designate a committee comprised of directors meeting certain requirements to administer the plan. The plan administrator will decide when and to whom to make grants, the number of shares to be covered by the grants, the vesting schedule, the type of award and the terms and provisions relating to the exercise of the awards. An aggregate of 8,000,000 shares of common stock is currently reserved for issuance under the plan.

     As of April 10, 2000, we had granted stock options under the plan exercisable to purchase an aggregate of 6,692,128 shares of common stock at a weighted average exercise price of $2.42 per share to our directors, officers, employees and consultants. Of these options, we granted options exercisable to purchase 1,211,400 shares to Mr. Mathias, 644,800 shares to Mr. Abell, 325,434 shares to Mr. Jesson, 680,000 shares to Mr. Roberts, 847,000 shares to Mr. Maurer, 200,000 shares to Mr. Ragano, 75,000 shares to Mr. Ridley and 75,000 shares to Mr. Smith. Of the total number of options we had granted as of April 10, 2000, options to purchase an aggregate of 3,121,737 shares of common stock are currently vested.

                             Option Grants in 1999


     The following table sets forth information concerning the grant of stock options during 1999 to the Named Executive Officers:


                                         Percentage
                            Number of     of Total
                             Shares        Options
                           Underlying    Granted to     Exercise
                            Options     Employees in      Price       Expiration
         Name              Granted(1)    Fiscal 1999   (per share)       Date
         ----              ----------    -----------   -----------       ----
Jeffery A. Mathias.....       --             --             --            --

James E. Maurer........       --             --             --            --

Ned Abell..............   230,000(2)        6.9%          $4.99        4/28/2009

Steven R. Jesson.......   195,000(3)        5.8%           2.34       12/29/2004

David H. Roberts.......   560,000(4)       16.7%           2.13        1/07/2009
                          120,000(5)        3.6%           2.75       12/29/2004

--------------------

(1) All of such options were granted pursuant to the Company's 1998 Equity Incentive Plan, as amended, and, except as otherwise indicated, terminate ten years after the grant date.

(2) The indicated option vests in accordance with a vesting schedule based on the Company's annualized gross revenues.

(3) The indicated option vests 25% on March 31, 2000, and 1/48 of the remainder per month thereafter.

(4) The indicated option vests in accordance with a vesting schedule based on the Company's achievement of certain performance-based criteria, including number of subscribers, funding commitments, number of internet service providers and annualized gross revenues.

(5) The indicated option vests 25% on March 31, 2000, and 1/48 of the remainder per month thereafter. The indicated option terminates five years after the grant date.

             Aggregated Option Exercises in Last Fiscal Year and
                       Fiscal Year-End Option Values

     No options were exercised during 1999 by the Named Executive Officers. The following table sets forth information concerning fiscal year-end option values:

                           Number of Securities               Value of
                          Underlying Options at       In-the-Money Options at
                            December 31, 1999            December 31, 1999(1)
                            -----------------            --------------------
       Name            Exercisable   Unexercisable   Exercisable   Unexercisable
       ----            -----------   ------------   -----------   -------------
Jeffery A. Mathias      611,209        600,191       $1,212,134     $1,236,394

James E. Maurer         449,137        397,863          878,266        819,598

Ned Abell               414,800        230,000          807,532             --

Steven R. Jesson        130,434        195,000          221,738        323,700

David H. Roberts        249,068        430,932          465,757        731,443

--------------------

(1) Calculated as the difference between the aggregate fair market value of such options based on the last reported sale price of the Common Stock as of December 31, 1999 ($4.00 per share) and the aggregate exercise price.

                           Compensation of Directors

     Each of our non-employee directors is entitled to receive cash compensation of $1,000 for each meeting of our Board of Directors they attend. Our Chairman of the Board is entitled to receive an additional $5,000 annually for his services. In addition to cash compensation, each of our non-employee directors is entitled to receive an initial grant of non-qualified stock options to purchase 75,000 shares of our Common Stock, and additional annual grants of non-qualified stock options to purchase 25,000 shares of common stock. Each of the options granted to our non-employee directors is fully vested as of its date of grant and has an exercise price equal to the market value of our common stock on the date of grant. Our directors are also reimbursed for expenses incurred in attending meetings of our Board of Directors.

                             Employment Agreements

     We have an employment agreement with Mr. Jeffery A. Mathias effective as of December 1, 1998, amended as of April 20, 1999 and amended and restated as of August 23, 1999. Mr. Mathias' employment agreement has an initial term ending on October 1, 2000 with automatic one year extensions each year after the initial term unless either we or Mr. Mathias gives two months' notice of termination. Pursuant to his employment agreement, Mr. Mathias is entitled to receive an annual salary of not less than $144,000 and a salary increase each year of not less than 10% of his prior year's salary. Upon the completion of an initial or secondary public offering of our common stock, the agreement requires us to grant such stock options to Mr. Mathias, or cancel such stock options belonging to him, as is required for Mr. Mathias to hold an equity interest equal to 7% of our issued and outstanding common stock. If the agreement is terminated by us without cause, by Mr. Mathias for adequate reason or by either party upon or after a change in control of our company, we are obligated to pay Mr. Mathias a lump sum amount equal to the aggregate of one-half of his then annual base salary plus the pro rata portion of any bonus amounts paid by us in the prior year as bonuses. In addition, in the event of a change in control of our company, all of Mr. Mathias' stock options shall immediately become fully vested. The agreement also contains covenants requiring Mr. Mathias to maintain certain confidentiality requirements during his employment period and for a period of two years thereafter, prohibiting Mr. Mathias from soliciting employees during the term of the agreement and for a period of one year thereafter, and prohibiting Mr. Mathias from competing with us during his employment period. The agreement requires us to indemnify and defend Mr. Mathias in the event that he is involved in certain litigation. The agreement also provides for customary benefits and perquisites.

     We have an employment agreement with Mr. James E. Maurer effective as of December 23, 1998 and amended and restated as of August 23, 1999. The employment agreement has an initial term of two years with automatic one year extensions each year after the initial terms unless either we or Mr. Maurer gives two months' notice of termination. Pursuant to his employment agreement, Mr. Maurer is entitled to receive an annual salary of not less than $120,000 and a salary increase each year of not less than 10% of his prior year's salary. Upon the completion of an initial or secondary public offering of our common stock, the agreement requires us to grant such stock options to Mr. Maurer, or cancel such stock options belonging to him, as is required for Mr. Maurer to hold an equity interest equal to 4% of our issued and outstanding common stock. If the agreement is terminated by us without cause, by Mr. Maurer for adequate reason or by either party upon or after a change in control of the Company, we are obligated to pay Mr. Maurer a lump sum amount equal to the aggregate of one-half of his then annual base salary plus the pro rata portion of any bonus amounts paid by us in the prior year as bonuses. In addition, in the event of a change in control of our company or the termination of Mr. Mathias' employment agreement with us, all of Mr. Maurer's stock options shall immediately vest in full. The agreement also contains covenants requiring Mr. Maurer to maintain certain confidentiality requirements during his employment period and for a period of two years thereafter, prohibiting Mr. Maurer from soliciting employees during the term of the agreement and for a period of one year thereafter, and prohibiting Mr. Maurer from competing with us during his employment period. The agreement requires us to indemnify and defend Mr. Maurer in the event that he is involved in certain litigation. The agreement also provides for customary benefits and perquisites.

     We have an employment agreement with Mr. Ned Abell effective as of December 1, 1998. The employment agreement has an initial term of two years with automatic one year extensions each year after the initial term unless either we or Mr. Abell gives two months' notice of termination. Pursuant to his employment agreement, Mr. Abell is entitled to receive an annual salary of not less than $108,000 and a salary increase each year of not less than 10% of his prior year's salary. If the agreement is terminated without cause by us or with cause by Mr. Abell, we are obligated to pay Mr. Abell six months of his then-current base salary and any earned, prorated bonus under the agreement that is fully accrued at the time of termination. The agreement also contains covenants requiring Mr. Abell to maintain certain confidentiality requirements during the term of the agreement, prohibiting Mr. Abell from soliciting employees during the term of the agreement and for a period of one year thereafter, and prohibiting Mr. Abell from competing with us during the term of the agreement. The agreement requires us to indemnify and defend Mr. Abell in the event that he is involved in certain litigation. The agreement also provides for customary benefits and perquisites.

     We have an employment agreement with Mr. Steven R. Jesson effective as of July 9, 1998, as modified in August 1998. As amended, the employment agreement has an initial term from January 1, 1999, to August 31, 2000. Pursuant to his employment agreement, Mr. Jesson is entitled to receive an annual salary of $144,000 during 1999 and $156,000 during 2000. In the event that Mr. Jesson is terminated without cause, or upon a change in control of our company, certain of the stock options held by Mr. Jesson will immediately vest in full. The agreement contains covenants prohibiting Mr. Jesson from competing with us during the employment term or disclosing confidential information for a period of five years after any termination of his employment. The agreement also provides for customary benefits and perquisites. Mr Jesson's employment agreement was modified in August 1998 such that his base salary is commensurate with our other vice presidents. Notwithstanding his written agreement, pursuant to a verbal agreement between us and Mr. Jesson, Mr Jesson's annual salary during 1999 was $120,000.

     We have an employment agreement with Mr. David H. Roberts effective as of January 7, 1999 and amended and restated as of August 23, 1999. The employment agreement has an initial term of two years with automatic one year extensions each year after the initial term unless either we or Mr. Roberts gives two months' notice of termination. Pursuant to his employment agreement, Mr. Roberts is entitled to receive an annual salary of not less than $120,000 and a salary increase each year of not less than 10% of his prior year's salary. Upon the completion of an initial or secondary public offering of our common stock, the agreement requires us to award such stock options to Mr. Roberts, or cancel such stock options belonging to him, as is required for Mr. Roberts to hold an equity interest equal to 3% of our issued and outstanding common stock. If the agreement is terminated by us without cause, by Mr. Roberts for adequate reason or by either party upon or after a change in control of our company, we are obligated to pay Mr. Roberts a lump sum amount equal to the aggregate of one-half of his then annual base salary plus the pro rata portion of any bonus amounts paid by us in the prior year as bonuses. In addition, in the event of a change in control of our company or the termination of Mr. Mathias' employment agreement with us, all of Mr. Roberts' stock options shall immediately become fully vested. The agreement also contains covenants requiring Mr. Roberts to maintain certain confidentiality requirements during his employment period and for a period of two years thereafter, prohibiting Mr. Roberts from soliciting employees during the term of the agreement and for a period of one year thereafter, and prohibiting Mr. Roberts from competing with us during his employment period. The agreement requires us to indemnify and defend Mr. Roberts in the event that he is involved in certain litigation. The agreement also provides for customary benefits and perquisites.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table lists the number of shares of our common stock beneficially owned by:

     . each person who owned of record, or was known to own beneficially, more than five percent (5%) of our outstanding shares of common stock;

     . each of our directors, our chief executive officer and our four other most highly compensated executive officers during 1999; and

     .    all of our current directors and executive officers as a group.

                                                      Number of
                                                        Shares
                                                     Beneficially       Percent of
Name and Address of Beneficial Owner (1) (2)            Owned           Class (3)
Jeffery A. Mathias                                     995,601(4)        4.8%
James E. Maurer                                        703,948(4)        3.4%
Frank P. Ragano                                        325,128(5)        1.6%
J. Samuel Ridley                                        75,000(4)          *
Robert Smith                                            75,000(4)          *
David H. Roberts                                       480,079(4)        2.4%
Ned Abell                                              414,800(4)        2.1%
Steven R. Jesson                                       207,231(6)        1.0%
Gary L. Brown                                        1,488,439(7)        7.5%
  718 Siesta Key Circle
  Sarasota, FL 34242
Network System Technologies, Inc.                    1,495,985(8)        7.6%
  55 South Market Street
  Suite 240
  San Jose, CA 95431
Bess Holdings Ltd.                                   1,830,000(9)        8.5%
  c/o Parker Chapin Flattau & Kimpl
  1211 Avenue of the Americas
  New York, NY 10036
Carlow Investments IV LLC                            1,830,000(10)       8.5%
  c/o Parker Chapin Flattau & Kimpl
  1211 Avenue of the Americas
  New York, NY 10036
Leyton Investments, Ltd.                             1,830,000(11)       8.5%
  c/o Parker Chapin Flattau & Kimpl
  1211 Avenue of the Americas
  New York, NY 10036
Eugene S. Tuma                                       1,337,374(12)       6.6%
All directors and executive officers as a group
(9 persons)                                          3,592,020          15.5%

-------------------

* less than one percent

(1) Unless otherwise noted, each stockholder's address is c/o SkyLynx Communications, Inc., 600 South Cherry Street, Suite 400, Denver, Co 80246.

(2) Unless otherwise noted, each stockholder exercises sole investment and voting power with respect to the share listed.

(3) The applicable percentage is based on 19,804,498 shares outstanding as of March 22, 2000.

(4) Consists entirely of shares issuable pursuant to options exercisable within 60 days.

(5) Includes 200,000 shares issuable pursuant to options exercisable within 60 days, 10,000 shares issuable upon exercise of warrants and 5,000 shares issuable upon conversion of our series A convertible preferred stock held by Mr. Ragano.

(6) Includes 182,231 shares issuable pursuant to options exercisable within 60 days.

(7) Includes 1,013,442 shares held in joint tenancy with Mr. Brown's wife, 204,000 shares held in the name of Mr. Brown's wife, 100,000 shares held by Mr. Brown's daughter, 28,000 shares held by Mr. Brown's son and 60,000 shares held by Lineshark Communications, Inc., an entity controlled by Mr. Brown.

(8) Network System Technologies, Inc., a California corporation, is the record owner of these shares. Voting and investment power with respect to these shares is exercised by Network System's Board of Directors, which is comprised solely of Eduardo J. Moura, Tony Coelho and J.R. Gallucci. Messrs. Moura, Coelho and Gallucci disclaim beneficial ownership with respect to these shares for purposes of Section 16 under the Securities and Exchange Act of 1934, as amended.

(9) Consists entirely of shares issuable upon conversion of shares of our series F convertible preferred stock.

(10) Consists entirely of shares issuable upon conversion of shares of our series F convertible preferred stock.

(11) Consists entirely of shares issuable upon conversion of shares of our series F convertible preferred stock.

(12) Includes 7,500 shares issuable upon conversion of shares of our series C convertible preferred stock held by Eugene Tuma & Associates, Inc., a corporation controlled by Mr. Tuma, 67,500 shares issuable upon conversion of shares of our series C convertible preferred stock held by Mr. Tuma and 526,316 shares issuable upon exercise of a warrant we have issued to Mr. Tuma.

Item 12.   Certain Relationships and Related Transactions


Settlement Agreement with Network System Technologies, Inc.

     In January 1999, we entered into a settlement agreement with Network System Technologies, Inc., and Eduardo Moura, Network System's founder and chief executive officer, regarding two lawsuits: SkyLynx Communications, Inc., v.
                                           -------------------------------
Network System Technologies, Inc., and Eduardo Moura (United States District
----------------------------------------------------
Court, Middle District of Florida, Tampa Division), and Network System
                                                        --------------
Technologies Inc. v. SkyLynx Communications, Inc., et al., (Superior Court for
----------------------------------------------------------
the State of California in and for Santa Clara County). In the settlement agreement, all of the parties to the two cases agreed to dismiss all claims against each other, and to mutually release each other from any further liability in connection with the subject matter of the suits. In addition, we agreed to purchase all rights and title to two Internet domain names from Network System. Network System is a beneficial owner of more than 5% of our common stock.


Agreements with Gary L. Brown

     In July 1999, we entered into an agreement with Gary L. Brown, a beneficial holder of more than 5% of our common stock in connection with Mr. Brown's resignation from our Board of Directors. Under this agreement we are obligated to issue to Mr. Brown a non-qualified stock option under our 1998 Equity Incentive Plan to purchase 50,000 shares of our common stock at an exercise price of $2.30 per share. Mr. Brown has agreed to transfer the options to a new corporation he controls, and has also agreed that the corporation will not sell more than 10,000 shares per month of the shares issued upon the new corporation's exercise of the options. In addition, Mr. Brown agreed to be bound by any lock-up restrictions imposed on other members of our senior management in connection with any future public offering of our common stock.


     On July 29, 1999, we and Gary Brown entered into a settlement agreement with James F. Gordon with respect to Mr. Gordon's claims against us and Mr. Brown in James Gordon v. Gary Brown and SkyLynx Communications, Inc. (Circuit
         ----------------------------------------------------------
Court for the Twelfth Judiciary Circuit in and for Sarasota County, Florida, Case No. 98-6394-cc). Under this agreement, we have transferred 115,000 shares of our common stock to Mr. Gordon and Mr. Brown has transferred 20,000 shares of our common stock held by him to Mr. Gordon.

                                    PART IV


Item 13.       Exhibits and Reports on Form 8-K

List of Exhibits

Exhibit No.    Title
-----------    -----


   2.1 Agreement and Plan of Reorganization, dated as of August 5, 1997, by and among SkyLynx Express Holdings, Inc., Network System Technologies, Inc. and Allied Wireless, Inc. (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form 10-SB, filed with the SEC on July 27, 1998).

   2.2 Amendment No. 1, dated as of December 16, 1997, to Agreement and Plan of Reorganization by and among SkyLynx Express Holdings, Inc., Network System Technologies, Inc. and Allied Wireless, Inc. (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form 10-SB, filed with the SEC on July 27, 1998).

   2.3 Agreement and Plan of Merger, dated as of December 13, 1999, by and between SkyLynx Communications, Inc., a Colorado corporation, and SkyLynx Communications, Inc., a Delaware corporation (incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K dated December 14, 1999 and filed with the SEC on December 20, 1999).

   3.1         [Reserved]

   3.2         [Reserved]

   3.3         [Reserved]


   3.4         [Reserved]

   3.5         Amended Bylaws of the Company (filed herewith).

   3.6

   3.7         [Reserved]

   3.8 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 1.3 to the Company's Current Report on Form 8-K dated December 14, 1999 and filed with the SEC on December 20, 1999).

   4.1 Certificate of Designation of Rights and Preferences of the Company's Series A Convertible Preferred Stock (included in
               Exhibit 3.8).

   4.2         Specimen Common Stock Certificate (filed herewith).

   4.3 Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form 10-SB, filed with the SEC on July 27, 1998).

   4.4 Specimen Class A Warrant Certificate (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form 10-SB, filed with the SEC on July 27, 1998).

   4.5 Specimen Class B Warrant Certificate (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form 10-SB, filed with the SEC on July 27, 1998).

   4.6 Certificate of Designation and Rights and Preferences of the Company's Series B Convertible Preferred Stock (included in
               Exhibit 3.8).

   4.7 Certificate of Designation and Rights and Preferences of the Company's Series C Convertible Preferred Stock (included in
               Exhibit 3.8).

   4.8 Certificate of Designation and Rights and Preferences of the Company's Series D Convertible Preferred Stock (included in
               Exhibit 3.8).

   4.9 Certificate of Designation and Rights and Preferences of the Company's Series E Convertible Preferred Stock (included in
               Exhibit 3.8).

   4.10 Form of Warrant issued to the holder of the Company's Series B Convertible Preferred Stock (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   4.11 Form of Warrant issued to the holders of the Company's Series D Convertible Preferred Stock (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   4.12 Form of Warrant issued to the holders of the Company's Series E Convertible Preferred Stock (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   4.13 Form of Warrant issued to certain of the holders of the Company's Series F Convertible Preferred Stock in connection with the Company's private placement in November 1999 (filed herewith).


   4.14 Form of Warrant, dated as of February 11, 2000, issued by the Company to Wainwright & Co., Inc. (filed herewith).

   4.15 Form of Warrant, dated as of February 7, 2000, issued by the Company to Continental Capital & Equity Corporation (filed herewith).

   4.16 Form of Warrant, dated as of February 2, 2000, issued by the Company to Bulk Trade Inc. (filed herewith).

   4.17 Form of Warrant, dated as of March 10, 2000, issued by the Company to Eugene S. Tuma (filed herewith).

   4.18 Amended Certificate of Designation and Rights and Preferences of the Company's Series F Convertible Preferred Stock (filed herewith).

   10.1 SkyLynx Communications, Inc. 1998 Equity Incentive Plan, as amended (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-8/A-1, filed with the SEC on December 6, 1999).*

   10.2 Asset Purchase and Sale Agreement, dated as of May 11, 1998, between the Company and Nadex West, Inc. (incorporated by reference to the same-numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10-SB, filed with the SEC on September 18, 1998).

   10.3 License Agreement, dated as of December 16, 1997, between SkyLynx Express Holdings, Inc. and Network System Technologies, Inc. (incorporated by reference to the same-numbered Exhibit to Amendment No. 3 to the Company's Registration Statement on Form 10-SB, filed with the SEC on October 26, 1998).

   10.4        [Reserved]

   10.5        [Reserved]

   10.6 Asset Purchase Agreement, dated as of February 2, 1999, by and among the Company, InterAccess Corporation, Allen Cohen and Mark Dranoff (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated February 2, 1999 and filed with the SEC on February 16, 1999).

   10.7 Asset Purchase Agreement, dated as of March 24, 1999, between the Company, ContiNet, LLC and the members thereof (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated March 24, 1999 and filed with the SEC on April 7,
               1999).

   10.8        [Reserved]

   10.9 Asset Purchase Agreement, dated as of April 26, 1999, by and among the Company, Simply Internet, Inc. and Jay P. and Sherilynne Lacny (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated April 28, 1999 and filed with the SEC on May 12, 1999).

   10.10 Asset Purchase Agreement, dated as of April 23, 1999, by and among the Company, SkyLynx Communications of California, Inc., Net Asset, LLC and the members thereof (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated April 29, 1999 and filed with the SEC on May 14, 1999).

   10.11 Asset Purchase Agreement, dated as of May 6, 1999, by and among the Company, SkyLynx Communications of Pacific Northwest, Inc., SeaTac.Net, Inc. and the stockholders thereof (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated May 7, 1999 and filed with the SEC on May 21, 1999).

   10.12 Purchase Agreement, dated as of January 18, 1999, by and between the Company and the holder of the Company's Series B Convertible Preferred Stock (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   10.13 Registration Rights Agreement, dated as of January 18, 1999, by and between the Company and the holder of the Company's Series B Convertible Preferred Stock (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   10.14 Form of Purchase Agreement by and between the Company and the holders of the Company's Series D Convertible Preferred Stock (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   10.15 Form of Registration Rights Agreement by and between the Company and the holders of the Company's Series D Convertible Preferred Stock (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   10.16 Purchase Agreement, dated as of May 6, 1999, by and between the Company and the holders of the Company's Series E Convertible Preferred Stock (incorporated to reference to the same-numbered Exhibit by the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   10.17 Form of Registration Rights Agreement by and between the Company and the holders of the Company's Series E Convertible Preferred Stock (incorporated to reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   10.18       [Reserved]

   10.19 Stock Purchase Agreement, dated as of July 27, 1999, by and among the Company, SkyLynx Communications of California, Inc., CalWeb Internet Services, Inc., Robert DuGaue and Gloria DuGaue (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated July 27, 1999 and filed with the SEC on July 28, 1999).

   10.20 Asset Purchase Agreement, dated as of July 29, 1999, by and among the Company, Skylynx Communications MST Inc., Inficad Computing and Design, L.L.C. and the members of Inficad (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, dated July 29, 1999 and filed with the SEC on August 10,
               1999).

   10.21 Form of Convertible Loan and Warrant Agreement, by and among the Company and certain investors (filed herewith).

   10.22 Agreement and Plan of Merger, dated as of December 10, 1999, by and among the Company, Alternate Access, Inc., Skylynx Communications of Pacific Northwest, Inc., Joseph Portman III and Sammie L. Portman (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, dated February 11, 2000 and filed with the SEC on March 2, 2000).

   10.23 Amendment, dated as of February 11, 2000, to Agreement and Plan of Merger by and among the Company, Alternate Access, Inc., Skylynx Communications of Pacific Northwest, Inc., Joseph Portman III and Sammie L. Portman (incorporated by reference to
               Exhibit 1.2 to the Company's Current Report on Form 8-K, dated February 11, 2000 and filed with the SEC on March 2, 2000).

   10.24 Form of Series F Preferred Stock Purchase Agreement, dated as of February 2, 2000, by and between the Company and the holders of the Company's Series F Convertible Preferred Stock (filed herewith).

   10.25 Form of Registration Rights Agreement, dated as of February 2, 2000, by and between the Company and the holders of the Company's Series F Convertible Preferred Stock (filed herewith).

   10.26 Amendment No.2 to Financial Services Agreement, dated as of December 22, 1999, between the Company and H.C. Wainwright & Co., Inc. (filed herewith).

   10.27 Amended and Restated Employment Agreement, dated as of August 23, 1999, between the Company and Jeffery A. Mathias (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-30152)).*

   10.28 Amended and Restated Employment Agreement, dated as of August 23, 1999, between the Company and James E. Maurer (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-30152)).*

   10.29 Amended and Restated Employment Agreement, dated as of August 23, 1999, between the Company and David H. Roberts (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-30152)).*

   10.30 Employment Agreement, dated as of December 1, 1998, between the Company and Ned Abell (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-30152)).*

   10.31 Employment Agreement, effective as of July 15, 1999, between the Company and Jenny J. Kim (incorporated by reference to Exhibit
               10.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-30152)).*

   10.32 Employment Agreement, dated as of July 9, 1998, between the Company and Steven R. Jesson (filed herewith).*

   10.33 Modification Agreement, dated as of August 26, 1998, between the Company and Steven R. Jesson (filed herewith).*


   21.1        Subsidiaries of the Registrant (filed herewith).

   23.1        Consent of Arthur Andersen LLP (filed herewith).

   24.1        Power of Attorney (included on signature page).

   27.1        Financial Data Schedule (filed herewith).

---------------
*  Management contract or compensatory plan or arrangement.

Reports on Form 8-K

               The Company filed the following reports on Form 8-K during the quarter ended December 31, 1999:

          1. Amended Form 8-K, filed October 12, 1999, reporting under Item 7 the financial statements of Inficad, Computing and Design, LLC, an acquired entity.

          2. Form 8-K, filed December 20, 1999, reporting under Item 5 the Company's redomestication in Delaware.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SKYLYNX COMMUNICATIONS, INC.

                                              By:  /s/ Jeffery A. Mathias
                                                   ----------------------
                                                       Jeffery A. Mathias
                                                       President
Date:     April 14, 2000


          The undersigned directors and officers of SkyLynx Communications, Inc. hereby appoint Jeffery A. Mathias and James Maurer, or either of them individually, as attorney-in-fact for the undersigned, with full power of substitution for, and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments to this Report on Form 10-KSB, and Exhibits to this Report on Form 10-KSB, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, may lawfully do or cause to be done by virtue hereof.

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                       Date
-------------------------  -------------------------------------  --------------

/s/ Jeffery A. Mathias     President, Chief Executive             April 13, 2000
-------------------------  Officer and Director
     Jeffery A. Mathias

/s/ James Maurer           Chief Financial Officer,               April 13, 2000
-------------------------  Chief Accounting Officer and Director
     James Maurer

/s/ J. Samuel Ridley       Director and Vice Chairman of          April 13, 2000
-------------------------  the Board
     J. Samuel Ridley

/s/ Francis P. Ragano      Chairman of the Board                  April 13, 2000
-------------------------
     Francis P. Ragano

/s/ Robert J. Smith        Director                               April 13, 2000
-------------------------
     Robert J. Smith

                                 Exhibit Index

Exhibit No.    Title
-----------    -----


   2.1 Agreement and Plan of Reorganization, dated as of August 5, 1997, by and among SkyLynx Express Holdings, Inc., Network System Technologies, Inc. and Allied Wireless, Inc. (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form 10-SB, filed with the SEC on July 27, 1998).

   2.2 Amendment No. 1, dated as of December 16, 1997, to Agreement and Plan of Reorganization by and among SkyLynx Express Holdings, Inc., Network System Technologies, Inc. and Allied Wireless, Inc. (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form 10-SB, filed with the SEC on July 27, 1998).

   2.3 Agreement and Plan of Merger, dated as of December 13, 1999, by and between SkyLynx Communications, Inc., a Colorado corporation, and SkyLynx Communications, Inc., a Delaware corporation (incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K dated December 14, 1999 and filed with the SEC on December 20, 1999).

   3.1         [Reserved]

   3.2         [Reserved]

   3.3         [Reserved]


   3.4         [Reserved]

   3.5         Amended Bylaws of the Company (filed herewith).

   3.6

   3.7         [Reserved]

   3.8 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 1.3 to the Company's Current Report on Form 8-K dated December 14, 1999 and filed with the SEC on December 20, 1999).

   4.1 Certificate of Designation of Rights and Preferences of the Company's Series A Convertible Preferred Stock (included in
               Exhibit 3.8).

   4.2         Specimen Common Stock Certificate (filed herewith).

   4.3 Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form 10-SB, filed with the SEC on July 27, 1998).

   4.4 Specimen Class A Warrant Certificate (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form 10-SB, filed with the SEC on July 27, 1998).

   4.5 Specimen Class B Warrant Certificate (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form 10-SB, filed with the SEC on July 27, 1998).

   4.6 Certificate of Designation and Rights and Preferences of the Company's Series B Convertible Preferred Stock (included in
               Exhibit 3.8).

   4.7 Certificate of Designation and Rights and Preferences of the Company's Series C Convertible Preferred Stock (included in
               Exhibit 3.8).

   4.8 Certificate of Designation and Rights and Preferences of the Company's Series D Convertible Preferred Stock (included in
               Exhibit 3.8).

   4.9 Certificate of Designation and Rights and Preferences of the Company's Series E Convertible Preferred Stock (included in
               Exhibit 3.8).

   4.10 Form of Warrant issued to the holder of the Company's Series B Convertible Preferred Stock (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   4.11 Form of Warrant issued to the holders of the Company's Series D Convertible Preferred Stock (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   4.12 Form of Warrant issued to the holders of the Company's Series E Convertible Preferred Stock (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   4.13 Form of Warrant issued to certain of the holders of the Company's Series F Convertible Preferred Stock in connection with the Company's private placement in November 1999. (filed herewith)

   4.14 Form of Warrant, dated as of February 11, 2000, issued by the Company to Wainright & Co., Inc. (filed herewith).

   4.15 Form of Warrant, dated as of February 7, 2000, issued by the Company to Continental Capital & Equity Corporation (filed herewith).

   4.16 Form of Warrant, dated as of February 2, 2000, issued by the Company to Bulk Trade Inc. (filed herewith).

   4.17 Form of Warrant, dated as of March 10, 2000, issued by the Company to Eugene S. Tuma (filed herewith).

   4.18 Amended Certificate of Designation and Rights and Preferences of the Company's Series F Convertible Preferred Stock (filed herewith).

   10.1 SkyLynx Communications, Inc. 1998 Equity Incentive Plan, as amended (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form S-8/A-1, filed with the SEC on December 9, 1999).*

   10.2 Asset Purchase and Sale Agreement, dated as of May 11, 1998, between the Company and Nadex West, Inc. (incorporated by reference to the same-numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10-SB, filed with the SEC on September 18, 1998).

   10.3 License Agreement, dated as of December 16, 1997, between SkyLynx Express Holdings, Inc. and Network System Technologies, Inc. (incorporated by reference to the same-numbered Exhibit to Amendment No. 3 to the Company's Registration Statement on Form 10-SB, filed with the SEC on October 26, 1998).

   10.4        [Reserved]

   10.5        [Reserved]

   10.6 Asset Purchase Agreement, dated as of February 2, 1999, by and among the Company, InterAccess Corporation, Allen Cohen and Mark Dranoff (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated February 2, 1999 and filed with the SEC on February 16, 1999).

   10.7 Asset Purchase Agreement, dated as of March 24, 1999, between the Company, ContiNet, LLC and the members thereof (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated March 24, 1999 and filed with the SEC on April 7,
               1999).

   10.8        [Reserved]

   10.9 Asset Purchase Agreement, dated as of April 26, 1999, by and among the Company, Simply Internet, Inc. and Jay P. and Sherilynne Lacny (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated April 28, 1999 and filed with the SEC on May 12, 1999).

   10.10 Asset Purchase Agreement, dated as of April 23, 1999, by and among the Company, SkyLynx Communications of California, Inc., Net Asset, LLC and the members thereof (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated April 29, 1999 and filed with the SEC on May 14, 1999).

   10.11 Asset Purchase Agreement, dated as of May 6, 1999, by and among the Company, SkyLynx Communications of Pacific Northwest, Inc., SeaTac.Net, Inc. and the stockholders thereof (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated May 7, 1999 and filed with the SEC on May 21, 1999).

   10.12 Purchase Agreement, dated as of January 18, 1999, by and between the Company and the holder of the Company's Series B Convertible Preferred Stock (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   10.13 Registration Rights Agreement, dated as of January 18, 1999, by and between the Company and the holder of the Company's Series B Convertible Preferred Stock (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   10.14 Form of Purchase Agreement by and between the Company and the holders of the Company's Series D Convertible Preferred Stock (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   10.15 Form of Registration Rights Agreement by and between the Company and the holders of the Company's Series D Convertible Preferred Stock (incorporated by reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   10.16 Purchase Agreement, dated as of May 6, 1999, by and between the Company and the holders of the Company's Series E Convertible Preferred Stock (incorporated to reference to the same-numbered Exhibit by the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   10.17 Form of Registration Rights Agreement by and between the Company and the holders of the Company's Series E Convertible Preferred Stock (incorporated to reference to the same-numbered Exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-83705)).

   10.18       [Reserved]

   10.19 Stock Purchase Agreement, dated as of July 27, 1999, by and among the Company, SkyLynx Communications of California, Inc., CalWeb Internet Services, Inc., Robert DuGaue and Gloria DuGaue (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated July 27, 1999 and filed with the SEC on July 28, 1999).

   10.20 Asset Purchase Agreement, dated as of July 29, 1999, by and among the Company, Skylynx Communications MST Inc., Inficad Computing and Design, L.L.C. and the members of Inficad (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, dated July 29, 1999 and filed with the SEC on August 10,
               1999).

   10.21 Form of Convertible Loan and Warrant Agreement, by and among the Company and certain investors (filed herewith).

   10.22 Agreement and Plan of Merger, dated as of December 10, 1999, by and among the Company, Alternate Access, Inc., Skylynx Communications of Pacific Northwest, Inc., Joseph Portman III and Sammie L. Portman (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, dated February 11, 2000 and filed with the SEC on March 2, 2000).

   10.23 Amendment, dated as of February 11, 2000, to Agreement and Plan of Merger by and among the Company, Alternate Access, Inc., Skylynx Communications of Pacific Northwest, Inc., Joseph Portman III and Sammie L. Portman (incorporated by reference to
               Exhibit 1.2 to the Company's Current Report on Form 8-K, dated February 11, 2000 and filed with the SEC on March 2, 2000).

   10.24 Form of Series F Preferred Stock Purchase Agreement, dated as of February 2, 2000, by and between the Company and the holders of the Company's Series F Convertible Preferred Stock (filed herewith).

   10.25 Form of Registration Rights Agreement, dated as of February 2, 2000, by and between the Company and the holders of the Company's Series F Convertible Preferred Stock (filed herewith).

   10.26 Amendment No. 2 to Financial Services Agreement, dated as of December 22, 1999, between the Company and H.C. Wainwright & Co., Inc. (filed herewith).

   10.27 Amended and Restated Employment Agreement, dated as of August 23, 1999, between the Company and Jeffery A. Mathias (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-30152)).*

   10.28 Amended and Restated Employment Agreement, dated as of August 23, 1999, between the Company and James E. Maurer (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-30152)).*

   10.29 Amended and Restated Employment Agreement, dated as of August 23, 1999, between the Company and David H. Roberts (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-30152)).*

   10.30 Employment Agreement, dated as of December 1, 1998, between the Company and Ned Abell (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-30152)).*

   10.31 Employment Agreement, effective as of July 15, 1999, between the Company and Jenny J. Kim (incorporated by reference to Exhibit
               10.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-30152)).*

   10.32 Employment Agreement, dated as of July 9, 1998 between the Company and Steven R. Jesson (filed herewith).

   10.33 Modification Agreement, dated as of August 26, 1998, between the Company and Steven R. Jesson (filed herewith).

   21.1        Subsidiaries of the Registrant (filed herewith).

   23.1        Consent of Arthur Andersen LLP (filed herewith).

   24.1        Power of Attorney (included on signature page).

   27.1        Financial Data Schedule (filed herewith).

---------------
*  Management contract or compensatory plan or arrangement.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of
SkyLynx Communications, Inc.:

We have audited the accompanying consolidated balance sheets of SkyLynx Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkyLynx Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred significant losses since inception. The factors discussed in Note 2 to the consolidated financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ ARTHUR ANDERSEN LLP

Tampa, Florida,
  April 11, 2000

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

           CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1999 and 1998
           ---------------------------------------------------------

                         ASSETS                                                        1999           1998
                         ------                                                        ----           ----
CURRENT ASSETS:
   Cash                                                                        $  1,947,982    $   512,925
   Accounts receivable, net                                                         710,878
   Prepaid expenses and other current assets                                        734,569         20,135
                                                                               ------------    -----------
          Total current assets                                                    3,393,429        533,060

PROPERTY AND EQUIPMENT, net                                                       3,566,045      1,632,370

Goodwill and INTANGIBLE ASSETS, net of accumulated amortization for
  1999 and 1998 respectively of $2,160,990 and $6,938                             9,572,707         89,195

OTHER ASSETS                                                                             --        152,978
                                                                               ------------    -----------
          Total assets                                                         $ 16,532,181    $ 2,407,603
                                                                               ============    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
   Accounts payable, current and accrued liabilities                           $  2,359,897    $   360,176
   Notes payable and convertible debt, current                                    1,529,529        363,138
   Deferred revenue                                                                 998,230             --
   Obligations under capital leases, current                                        584,186             --
   Dividends payable on preferred stock                                             720,082         39,759
   Deposits on unissued shares of common stock and preferred stock                       --        411,160
                                                                               ------------    -----------
          Total current liabilities                                               6,191,924      1,174,233
                                                                               ------------    -----------
Obligations under capital leases                                                    290,776             --
Notes Payable                                                                         6,751             --
                                                                               ------------    -----------
               Total liabilities                                                  6,489,451      1,174,233

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value; 150,000,000 shares authorized,
     15,194,255 shares issued and outstanding at 1999 and 9,531,186
     issued and outstanding at 1998                                                  15,194          9,531
   Additional paid-in capital                                                    48,725,112      4,171,356
   Preferred stock, Series A, $.01 par value; 5,000,000 shares authorized,
     379,941 shares issued and outstanding at 1999 and 988,750 shares
     issued and outstanding at 1998                                               1,058,378      2,606,069
   Preferred stock, Series C, $.01 par value; 2,000,000 shares authorized,
     696,419 shares issued and outstanding at 1999 and no shares issued
     and outstanding at 1998                                                      1,814,019           -
   Preferred stock, Series D, $.01 par value; 12,000 shares authorized,
     5,590 shares issued and outstanding at 1999 and no shares issued
     and outstanding at 1998                                                      4,420,737           -
   Retained Deficit                                                             (45,990,710)   (5,553,586)
                                                                               ------------    -----------

          Total stockholders' equity                                             10,042,730      1,233,370
                                                                               ------------    -----------
          Total liabilities and stockholders' equity                            $16,532,181    $ 2,407,603
                                                                               ============    ===========


  The accompanying notes are an integral part of these consolidated balance sheets.

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998
                ----------------------------------------------

                                                                  1999             1998
                                                                  ----             ----
REVENUES                                                  $  4,726,589      $     7,898
COST OF SERVICES                                             2,021,293                0
DEPRECIATION & AMORTIZATION                                  2,998,146          266,206
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                26,236,781        5,034,628
                                                            ----------      -----------

OPERATING LOSS                                             (26,529,631)      (5,292,936)

NET INTEREST INCOME (EXPENSE)                                 (446,013)          18,104
                                                            ----------      -----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                 (26,975,644)     (5,274,832)

PROVISION FOR INCOME TAXES                                        -                -
                                                            ----------      -----------

NET LOSS                                                   (26,975,644)     (5,274,832)

PREFERRED STOCK DIVIDENDS                                   (1,297,203)         (39,759)

ACCRETION OF BENEFICIAL CONVERSION FEATURE
     OF PREFERRED STOCK                                    (12,164,277)         (73,209)
                                                            ----------      -----------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                 $(40,437,124)     $(5,387,800)
                                                            ==========      ===========

NET LOSS PER SHARE-BASIC                                  $      (3.44)     $     (0.60)

NET LOSS PER SHARE-DILUTED                                $      (3.44)     $     (0.60)

SHARES USED IN COMPUTING NET LOSS PER SHARE-BASIC           11,763,251        8,946,874

SHARES USED IN COMPUTING NET LOSS PER SHARE-DILUTED         11,763,251        8,946,874


 The accompanying notes are an integral part of these consolidated statements.

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                ----------------------------------------------

                                                    Preferred  Stock, Series A  Preferred Stock, Series B  Preferred Stock, Series C
                                                    --------------------------  -------------------------  -------------------------
                                                       Shares        Amount        Shares        Amount       Shares        Amount
                                                    ------------  ------------  ------------  -----------  ------------  -----------
BALANCE, December 31, 1997                                 -       $     -             --          --           --            --

  Net loss

  Proceeds from issuance of preferred stock,
   Series A with 1,977,500 warrants on various
   dates, net of offering costs of $214,593             988,750     2,533,040          --          --           --            --

  Common stock issued for acquired assets on
   August 20, 1998                                         -             -             --          --           --            --

  Common stock issued for services on June 12,
   1998, at fair value                                     -             -             --          --           --            --

  Common stock issued for services on
   September 23, 1998, at fair value                       -             -             --          --           --            --

  Preferred stock dividend                                 -                           --          --           --            --

  Accretion of beneficial conversion feature
   of preferred stock                                      -           73,029          --          --           --            --
                                                    ------------  ------------  ------------  -----------  ------------  -----------

BALANCE, December 31, 1998                              988,750     2,645,828          --          --           --            --
                                                    ------------  ------------  ------------  -----------  ------------  -----------

  Net loss                                                 -             -             --          --           --            --

  Proceeds from issuance of preferred stock,
   Series A with 141,682 warrants,
   net of offering costs of $185,365                     70,841        81,110          --          --           --            --


                                                    Preferred Stock, Series D  Preferred Stock, Series E       Common Stock
                                                    -------------------------  -------------------------  ----------------------
                                                       Shares        Amount       Shares        Amount      Shares      Amount
                                                    ------------   ----------  ------------   ----------  ----------  ----------
BALANCE, December 31, 1997                                 --           --            --           --      8,772,189  $    8,772

  Net loss

  Proceeds from issuance of preferred
   stock, Series A with 1,977,500 warrants on
   various dates, net of offering costs of
   $214,593                                                --           --            --           --          --          --

  Common stock issued for acquired assets on
   August 20, 1998                                         --           --            --           --          --          --

  Common stock issued for services on June 12,
   1998, at fair value                                     --           --            --           --          --          --

  Common stock issued for services on
   September 23, 1998, at fair value                       --           --            --           --          --          --

  Preferred stock dividend                                 --           --            --           --          --          --

  Accretion of beneficial conversion feature
   of preferred stock                                      --           --            --           --          --          --
                                                    ------------   ----------  ------------   ----------  ----------  ----------

BALANCE, December 31, 1998                                 --           --            --           --      9,531,186       9,531
                                                    ------------   ----------  ------------   ----------  ----------  ----------
  Net loss                                                 --           --            --           --          --          --

  Proceeds from issuance of preferred stock,
   Series A with 141,682 warrants,
   net of offering costs of $185,365                       --           --            --           --          --          --


                                                          Additional
                                                           Paid-in        Retained
                                                           Capital        Deficit        Total
                                                         -----------    -----------    -----------
BALANCE, December 31, 1997                                   981,918    $  (278,754)   $   711,936

  Net loss                                                      ----     (5,274,832)    (5,274,832)

  Proceeds from issuance of preferred stock,
   Series A with 1,977,500 warrants on various
   dates, net of offering costs of $214,593                       --          --             --

  Common stock issued for acquired assets on
   August 20, 1998                                                --          --             --

  Common stock issued for services on June 12,
   1998, at fair value                                            --          --             --

  Common stock issued for services on
   September 23, 1998, at fair value                              --          --             --

  Preferred stock dividend                                   (39,759)          -              -

  Accretion of beneficial conversion feature
   of preferred stock                                             --          --             --
                                                         -----------    -----------    -----------

BALANCE, December 31, 1998                                 4,171,356     (5,553,586)     1,273,129
                                                         -----------    -----------    -----------

  Net loss                                                        --    (26,975,644)   (26,975,644)

  Proceeds from issuance of preferred stock,
   Series A with 141,682 warrants,
   net of offering costs of $185,365                              --         16,869


                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                         (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

               FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1999,
               ------------------------------------------------

                     AND THE YEAR ENDED DECEMBER 31, 1998
                     ------------------------------------
                                  (continued)

                                                  Preferred Stock,  Series A  Preferred Stock, Series B  Preferred Stock, Series C
                                                  --------------------------  -------------------------  -------------------------
                                                     Shares        Amount        Shares        Amount       Shares        Amount
                                                  ------------  ------------  ------------  -----------  ------------  -----------
Proceeds from issuance of preferred stock,
 Series B with 120,000 warrants and 15,000
 shares of common stock on January 19,
 1999, net of offering costs of $159,015                    --            --        600        141,563             --           --

Proceeds from issuance of preferred stock,                  --            --         --             --        721,419      423,716
 Series C on various dates, net of
 offering costs of $379,344

Proceeds from issuance of preferred stock,                  --            --         --             --             --           --
 Series D with 305,880 warrants, net of
 offering costs of $777,198

Proceeds from issuance of preferred stock,                  --            --         --             --             --           --
 Series E with 91,764 warrants, net of
 offering costs of $218,430

Exercise of options and warrants                            --            --         --             --             --           --

Warrants issued in connection with promissory
 notes                                                      --            --         --             --             --           --

Proceeds from issuance of common stock and
 warrants                                                   --            --         --             --             --           --

Stock based compensation                                    --            --         --             --             --           --

Proceeds from issuance of common stock,
 with 526,316 warrants.                                     --            --         --             --             --           --

Common stock issued for acquired assets                     --            --         --             --             --           --

Common stock issued for services                            --            --         --             --             --           --

Common stock issued for litigation settlement               --            --         --             --             --           --

Conversion of Preferred Stock                         (679,650)   (1,898,260)      (600)      (291,050)       (25,000)     (89,076)

Preferred stock dividends                                   --            --         --             --             --           --

Accretion of beneficial conversion feature
  of preferred stock                                        --       264,459         --        149,487             --    1,479,379
                                                  ------------  ------------  ------------  -----------  ------------  -----------

BALANCE, December 31, 1999                             379,941     1,058,378          -     $        -        696,419  $ 1,814,019
                                                  ============  ============  ============  ===========  ============  ===========

                                                   Preferred Stock, Series D  Preferred Stock, Series E         Common Stock
                                                  --------------------------- -------------------------  -------------------------
                                                     Shares         Amount       Shares        Amount       Shares        Amount
                                                  ------------    ----------- ------------  -----------  ------------  -----------
Proceeds from issuance of preferred stock,
 Series B with 120,000 warrants and 15,000
 shares of common stock on January 19,
 1999, net of offering costs of $159,015                    --            --         --             --         15,000           15

Proceeds from issuance of preferred stock,
 Series C on various dates, net of
 offering costs of $379,344                                 --            --         --             --             --           --

Proceeds from issuance of preferred stock,              10,000            --         --             --             --           --
 Series D with 305,880 warrants, net of
 offering costs of $777,198

Proceeds from issuance of preferred stock,                  --            --      3,000            --              --           --
 Series E with 91,764 warrants, net of
 offering costs of $218,430

Exercise of options and warrants                            --            --         --             --        351,820          352

Warrants issued in connection with promissory
 notes                                                      --            --         --             --             --           --

Proceeds from issuance of common stock and
 warrants.                                                  --            --         --             --        263,158          263

Stock based compensation                                    --            --         --             --             --           --

Proceeds from issuance of common stock,
 with 526,316 warrants                                      --            --         --             --             --           --

Common stock issued for acquired assets                     --            --         --            --         479,405          479

Common stock issued for services                            --            --         --            --         850,274          850

Common stock issued for litigation settlement               --            --         --            --         115,000          115

Conversion of Preferred Stock                           (4,410)   (3,487,557)        --            --       3,497,514        3,498

Preferred stock dividends                                   --            --         --            --          90,898           91

Accretion of beneficial conversion feature
  of preferred stock                                       --      7,908,294         --     2,364,335              --           --
                                                  ------------   -----------  ---------    ----------      ----------   ----------
BALANCE, December 31, 1999                               5,590   $ 4,420,737         --            --      15,194,255       15,194
                                                  ============   ===========  =========    ==========      ==========   ==========

                                                     Additional
                                                      paid-in                 Retained
                                                      Capital                 Deficit
                                                      -------                 -------
Proceeds from issuance of preferred stock,
 Series B with 120,000 warrants and 15,000
 shares of common stock on January 19,
 1999, net of offering costs of $159,015                407,497                       --

Proceeds from issuance of preferred stock,
 Series C on various dates, net of
 offering costs of $379,344                           2,082,616                       --

Proceeds from issuance of preferred stock,
 Series D with 305,880 warrants, net of
 offering costs of $777,198                           9,222,802                       --

Proceeds from issuance of preferred stock,
 Series E with 91,764 warrants, net of
 offering costs of $218,430                           2,781,570                       --

Proceeds from issuance of common stock,
 with 526,316 warrants                                  499,737                       --

Exercise of options and warrants                        732,510                       --

Warrants issued in connection with promissory
 notes                                                  892,025                       --

Proceeds from issuance of common stock and
 warrants                                               499,737                       --

Stock based compensation                             13,077,278                       --

Common stock issued for acquired assets               3,274,406                       --

Common stock issued for services                      2,216,971                       --

Common stock issued for litigation settlement           732,510                       --

Conversion of Preferred Stock                         8,185,787                       --

Preferred stock dividends                               320,616               (1,297,203)

Accretion of beneficial conversion featured-in
  of preferred stock                                                         (12,165,954)
                                                   ------------             ------------
BALANCE, December 31, 1999                         $ 48,725,112             $(45,990,710)
                                                   ============             ============

The accompanying notes are an integral part of these consolidated statements.

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                ----------------------------------------------

                                                                                         1999                1998
                                                                                   ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           (26,975,644)            $(5,274,832)
  Adjustments to reconcile net loss to net cash used in
  operating activities-
       Common stock issued for intellectual property
       contributed by stockholders                                                             -                       -
       Common stock issued for services                                                        -               1,771,618
       Depreciation and amortization                                                   2,998,146                 266,206
       Changes in operating assets and liabilities-
          Prepaid expenses and other current assets                                                              (20,135)
          Other assets                                                                  (714,434)                 91,772
          Accounts payable                                                               152,978                 301,370
          Accounts payable, related party                                              1,999,721                (391,299)
          Accrued liabilities                                                                  -                 360,012
          Other current liabilities                                                      998,230                  (1,375)
          Stock based compensation                                                   (13,077,278)
          Write off of fixed assets                                                      155,745
          Dividends                                                                      680,323
                                                                                   ----------------   ------------------
               Net cash used in operating activities                                 (34,047,078)             (2,896,633)
                                                                                   ----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets                                                          2,721,135              (1,270,089)
  Purchase of subsidiary                                                              11,849,943
                                                                                   ----------------   ------------------
               Net cash used in investing activities                                  14,571,078              (1,270,089)
                                                                                   ----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Recapitalization                                                                             -                       -
  Proceeds from the issuance of preferred stock, net of offering costs                 8,530,668               3,740,407
  Advances on unissued shares                                                           (411,160)                411,160
  Principal debt payments                                                               (380,846)               (100,000)
  Accretion of beneficial conversion feature                                          12,165,954
  Addition to notes payable                                                            1,982,937
  Dividends                                                                             (976,496)
                                                                                   ----------------   ------------------
               Net cash provided by financing activities                              20,911,057               4,051,567
                                                                                   ----------------   ------------------

NET INCREASE IN CASH                                                                   1,435,057                (115,185)

CASH, beginning of period                                                                512,925                 628,110
                                                                                   ----------------   ------------------
CASH, end of period                                                                    1,947,982             $   512,925
                                                                                   ================   ==================

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                ----------------------------------------------
                                  (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
       Interest                                                        4,043

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
     Debt assumed in exchanged for license rights                          -
     Debt assumed in acquiring equipment                                   -
     Issuance of common stock for property and equipment             117,750
     Common stock issued for acquired assets                         206,250

 The accompanying notes are an integral part of these consolidated statements.

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                          DECEMBER 31, 1999 AND 1998
                          --------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------------------------

Description of Business
-----------------------

SkyLynx Communications, Inc. ("the Company") provides dial-up and high-speed Internet connectivity and other advanced Internet services to both business and residential customers. The Company's primary service and product offerings include dial-up and high-speed Internet access, web site development and hosting services and Internet and network security consulting services and security related products. To date, the Company's primary geographical area of focus has been the western United States. The majority of the Company's customers are located in the states of California, Oregon, Washington, Nevada and Arizona.


Organization
------------

The Company is the surviving company of a reverse acquisition between Allied Wireless, Inc. (AWI) and SkyLynx Express Holdings, Inc. (SEHI) effective December 31, 1997.

AWI was incorporated in Colorado on September 23, 1996. SEHI was incorporated in Delaware on July 29, 1997. On December 16, 1997, AWI acquired all of the outstanding common stock of SEHI. For accounting purposes, the reverse acquisition has been treated as a recapitalization of SEHI with AWI the legal surviving entity. The accompanying consolidated financial statements have been prepared as if the recapitalization took place on December 31, 1997. Subsequent to the merger, AWI changed its name to SkyLynx Communications, Inc.

On December 14, 1999, SkyLynx Communications, Inc., a Colorado corporation, culminated a tax-free reorganization pursuant to which it completed a redomestication as a corporation formed and organized under the laws of the state of Delaware by way of a merger by and between SkyLynx Communications, Inc., a Colorado corporation and the Company, after which the Company emerged as the surviving entity.

1 for 13 Reverse Stock Split
----------------------------

On January 23, 1998, the stockholders of the Company approved a 1 for 13 reverse stock split. The accompanying consolidated financial statements have been retroactively restated to give effect to the reverse stock split.

Prior to June 30, 1999, the condensed consolidated financial statements were presented in the accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

Principles of Consolidation
---------------------------

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of financial instruments on the accompanying consolidated balance sheets approximates their fair value.

Reclassifications
-----------------

Certain prior balances have been reclassified to conform to the current year presentation.

Property and Equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Property and equipment under capital lease are depreciated using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related lease.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Goodwill and Intangible Assets
------------------------------

Goodwill and Intangible assets are stated net of accumulated amortization. Amortization is provided using the straight-line method over three years. The Company evaluates on a regular basis whether events and circumstances have occurred that indicate that the carrying amount of goodwill and intangible assets may warrant revision. Amortization of goodwill and intangibles for the years ended December 31, 1999 and 1998 was 2,160,990 and 6,938.

Management believes that there has been no impairment of the goodwill and intangible assets as reflected in the Company's consolidated financial statements as of December 31, 1999.

Revenue Recognition and Deferred Revenue
----------------------------------------

Revenue, composed primarily of billings on internet services, is recognized as the services are provided.

Amounts collected are reflected as deferred revenue until the service is rendered.

Income Taxes
------------

Provision for income taxes includes federal and state income taxes payable for the current period and the change during the period in deferred tax assets and liabilities.

Research and Development
------------------------

Research and development costs are expensed as incurred.

Loss Per Share
--------------

Net loss per share-basic excludes dilution and is determined by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

As of December 31, 1999, there were 6,473,870 stock options, preferred stock convertible into 2,939,693 shares of common stock, and 2,122,526 common stock purchase warrants outstanding which were not included in the calculation net loss per share - diluted because they were antidilutive. As of December 31, 1998, there were 3,579,736 stock options, preferred stock convertible into 988,750 shares of common stock, and 1,977,500 stock purchase warrants outstanding which were not included in the calculation net loss per share - diluted because they were antidilutive.

2. LIQUIDITY:
   ----------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $26,762,816 and $5,274,832 for the years ended December 31, 1999 and 1998, respectively. This factor among others raises substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

At April 10, 2000, the Company had cash on hand of approximately $8 million. The Company believes that its current cash on hand plus the cash flow generated by it Internet service providers will be sufficient to fund existing operations through the remainder of the fiscal year. However, if the Company chooses to pursue additional acquisitions or to expand the range of Internet related services it offers, it will likely be required to issue additional equity or debt. There can be no assurance that such equity or debt financing will be available to the Company, or that it will be available on terms acceptable to the Company. Further, any additional equity financing may be dilutive to existing shareholders, and any debt financing may involve pledging all or some of the Company's existing assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

3. PURCHASE OF ASSETS:
   -------------------

In 1998, the Company purchased certain assets of Nadex West, Inc. (Nadex West). The assets purchased included property and equipment, including leases covering two Multipoint Distribution Service channels granted under licenses issued by the Federal Communications Commission (FCC) within the Fresno, California, geographical area. This acquisition was accounted for as a purchase and has been reflected in the Company's consolidated financial statements from the date of acquisition. The consideration paid in this transaction was 50,000 shares of common stock with a fair value of $206,250.

On February 2, 1999, the Company purchased certain assets of InterAccess Corporation, an Internet service provider. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The consideration paid in this transaction was $390,770, consisting of $195,385 in cash and 35,164 shares of the Company's common stock with a fair value of $195,385. Intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

On March 24, 1999, the Company purchased certain assets of ContiNet, LLC, and Internet service provider. The assets purchased included accounts receivable, inventory, property and equipment, goodwill and a covenant not- to-compete. Liabilities assumed were accounts payable and deferred income. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The consideration paid in this transaction consisted of $343,379 in cash, a promissory note in the amount of $50,000, and 10,173 shares of the Company's common stock with a fair value of $104,162 and an additional 8,987 shares that have been escrowed for one year from the purchase date to secure any obligations of the seller. Intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

On April 28, 1999, the Company acquired substantially all of the assets of Simply Internet, Inc., an Internet service provider. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The consideration paid in this transaction was $2,123,775 in cash. Intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

On April 29, 1999, the Company acquired substantially all of the assets of Net Asset, LLC, an Internet service provider. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The consideration paid in this transaction was $1,100,000 in cash and an additional $75,000 in escrow at December 31, 1999, to secure any obligations of the seller. Intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

On April 28, 1999, the Company acquired substantially all of the assets of Simply Internet, Inc., an Internet service provider. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The consideration paid in this transaction was $2,123,775 in cash. Intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

On May 7, 1999, the Company acquired substantially all of the assets of SeaTac.Net, Inc., an Internet service provider. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The consideration paid in this transaction was $400,000, consisting of $200,000 in cash and 19,865 shares of the Company's common stock with a fair value of $200,000. Intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

On July 16, 1999, the Company acquired substantially all of the assets of Network Training and Consulting d/b/a ISAT Network, an Internet service provider. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The consideration paid in this transaction consisted of $450,000 in cash, 45,000 shares of the Company's common stock with a fair value of $360,000, and an additional 11,250 shares that have been escrowed for one year from the purchase date to secure any obligations of the seller. Intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

On July 27, 1999, the Company acquired all of the capital stock of CalWeb Internet Services, Inc, an Internet service provider. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The consideration paid for this transaction consisted of $2.6 million in cash, 190,977 shares of the Company's common stock with a fair value of $1,270,000 and an additional 64,442 shares that have been escrowed for one year from the purchase date to secure any obligations of the seller. Intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

On July 29, 1999, the Company acquired substantially all of the assets of InfiCad Computing and Design, LLC, an Internet service provider. This acquisition was accounted for as a purchase and has been reflected in the Company's condensed consolidated financial statements from the date of acquisition. The consideration paid for this transaction consisted of approximately $1,125,000 in cash, 216,620 shares of the Company's common stock with a fair value of $1,193,000 and additional 38,394 shares that have been escrowed for one year from the purchase date to secure any obligations of the seller. Intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

The Company has agreed to buy substantially all the assets of Cable Corporation of America, which is in bankruptcy. 120,000 shares of the Company's stock has been placed in escrow pending the resolution of certain complaints filed in the bankruptcy proceeding.

4.   PROPERTY AND EQUIPMENT:
     -----------------------

Property and equipment consisted of the following as of December 31, 1999 and 1998:

                                             Useful Lives
                                               in Years         1999           1998
                                             ------------   ------------   ------------
     Communications and computer equipment         5        $  3,712,541   $  1,637,719
     Furniture and fixtures                        5             240,503        110,253
     Leasehold improvements                        5             166,342        143,666
     Software                                      5             316,961              -
                                                            ------------   ------------
     Less- Accumulated depreciation
       and amortization                                         (870,302)      (259,268)
                                                            ------------   ------------

          Property and equipment, net                       $  3,566,045   $  1,632,370
                                                            ============   ============

5.   NOTES PAYABLE AND CONVERTIBLE DEBT

As part of the purchase agreement with Continet, LLC, the Company signed a promissory note for $50,000. Principal and interest is payable monthly through March 2001 with an annual interest rate of 9%. Principal payments to be made in 2000 and 2001 are 25,541 and 6,751, respectively.



In November 1999, the Company issued an aggregate principal amount of $1,950,000 convertible promissory notes and 749,666 warrants exercisable at $1.50 for four years to purchase certain shares of the Company's common stock (determined based upon a formula which takes into account the first completion of the Company's Series F convertible preferred stock). The $1,950,000 convertible promissory notes converted into 1,950 shares of the Company's Series F convertible preferred stock simultaneously with the first closing of the Company's Series F convertible preferred stock in February 2, 2000 and prior to February 14, 2000, the repayment date for the notes.


6.   INCOME TAXES:
     -------------

The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities are settled. At December 31, 1999 and 1998 the Company had net operating loss (NOL) carryforwards of $25,852,969 and $5,283,770, respectively, that can reduce future federal income taxes. Realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the NOL carryforward period. If not utilized, the NOL carryforwards will expire in 2018 and 2019.

Due to uncertainties regarding the Company's ability to realize the benefits of its deferred tax assets through future operations, a valuation allowance has been established.

The income tax effect of temporary differences comprising the deferred tax asset on the accompanying consolidated balance sheet is a result of the following as of December 31, 1999 and 1998:

                                                                          1999             1998
                                                                      ------------     ------------
   Deferred income tax assets:
      Allowance for doubtful accounts                                                  $     14,010
      Accrued liabilities                                                                    40,984
      Net operating loss carryforward                                    9,727,218        1,932,034
                                                                      ------------     ------------
             Deferred income tax asset                                   9,727,218        1,987,028
                                                                      ------------     ------------
      Valuation allowance                                               (9,727,218)      (1,987,028)
                                                                      ------------     ------------
             Net deferred income tax asset                                     -       $       -
                                                                      ============     ============

The change in the valuation allowance from December 31, 1998, through December 31, 1999, was $7,740,190.

A reconciliation between the statutory federal income tax rate (34 percent) and the effective rate of income tax for the years ended December 31, 1999 and 1998, is as follows:

                                                             1999      1998
                                                            ------    ------

    Statutory income tax rate                                (34)%      (34)%
    Increase (decrease) in taxes resulting from:
       State taxes, net of U.S. Federal tax benefit          (3.6)       (3.6)
       Increase in valuation allowance                       28.7        35.6
       Other                                                  8.9         2.0
                                                             ------    ------
                                                                --        --
                                                             ------    ------

6.  COMMITMENTS AND CONTINGENCIES:
    ------------------------------

Litigation
----------

The Company is involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company's management, all such proceedings are adequately covered by insurance or, if not so covered, should not materially result in any liability, which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Lease Commitments
-----------------

The Company leases real estate and other equipment under operating leases and capital leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals.

Future minimum lease payments under noncancellable operating leases and capital leases as of December 31, 1999, are as follows:

           Year Ending                                            Capital       Operating
           December 31,                                            Leases         Leases
          --------------                                         ----------    ----------
               2000                                              $  704,035    $  740,388
               2001                                                 361,508       691,085
               2002                                                  46,913       400,684
               2003                                                      --       110,010
               2004                                                      --             0
                                                                 ----------    ----------
               Total minimum lease payments                       1,112,456     1,942,167
                                                                 ==========    ==========
               Less: Amount representing interest
                     (at rates ranging from 2.5% to 58.5%)          159,986
                                                                 ----------

               Present value of minimum capital lease payments      952,470

               Less: Current maturities of obligations
                     under capital leases                           584,186
                                                                 ----------

              Obligations under capital leases,
                  less current maturities                        $  368,284
                                                                 ==========

Rent expense under operating leases was $464,790 and $90,292 for the years ended December 31, 1999 and 1998, respectively.

Employment Agreements
---------------------

The Company has entered into employment agreements with certain Company officers and management. The remaining minimum commitment under the terms of these agreements as of December 31, 1999, is approximately $818,400, all of which is payable in 2000. These employment agreements expire on various dates through December 2000. In addition, under these employment contracts, 3,454,398 non-qualified stock options have been granted.

7.  COMMON STOCK:
    -------------

During 1998, the Board approved the issuance of 708,997 shares of common stock in exchange for services. The shares were issued without registration under the federal securities laws in reliance upon an exemption from registration requirements contained in the Securities Act of 1933, as amended.

During the year ended December 31, 1999, the Board of Directors of the Company (Board) approved the issuance of 850,274 shares of common stock to employees and others in exchange for services. The shares were issued without registration under the federal securities laws in reliance upon an exemption from registration requirements contained in the Securities Act of 1933, as amended.

On January 31, 1999, the Company issued and sold 263,158 units to one investor at a price of $1.90 per unit, for aggregate consideration of $500,000. Each unit sold in this offering consisted of one share of the Company's common stock, one warrant exercisable for three years to purchase one additional share of common stock at a price of $6.00 per share, and one warrant exercisable for three years to purchase an additional share of common stock at an exercise price of $8.00 per share. Both warrants associated with the unit purchase made by the investor in January 31, 1999 were subsequently cancelled in 2000 and re-issued by the Company as a warrant to purchase 526,316 shares of common stock of the Company at an exercise price of $4.00, which expires three years from the date of the initial purchase of the units described above.

On July 29, 1999, the Company entered into a settlement agreement with James Gordon, where the Company transferred 115,000 shares of common stock to James Gordon.

The Company has issued from time to time during the fiscal year 1999 common stock in connection with its acquisitions of Internet-related businesses, as described in Note 3.

The Company has also issued common stock during the fiscal year 1999 in connection with exercise of option grants by its employees, consultants, or directors, as described in Note 9.

8.  PREFERRED STOCK:
    ----------------

Unit Offerings
--------------

Series A

During 1998, the Company, through a private placement offering, sold 988,750 units to qualified investors for $4.00 per unit. Each unit consisted of one share of Series A convertible preferred stock, one Class A warrant, and one Class B warrant.

In January 1999, the Company, through a private placement offering, sold 70,841 units to qualified investors for $4.00 per unit. Each unit consisted of one share of Series A convertible preferred stock, one Class A warrant and one Class B warrant.

The Company's Series A convertible preferred stock has a par value of $0.01 per share and a dividend rate of 10 percent, which is cumulative. Each share of preferred stock is convertible into one share of the Company's $.001 par value common stock at the option of the stockholder. The option may be exercised after one year from the date of issue, upon effective registration of the underlying common shares, or automatically upon the earlier of (1) the third anniversary of the date of issue, or (2) once the Company's common stock publicly trades above $6.00 per share for 10 consecutive trading days. The preferred stock has a liquidation preference of $4.00 per share.

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

In February 1999, the Company offered to all investors who purchased units in the 1998 Private Offering, the opportunity to exercise all Class A warrants to purchase shares of the Company's common stock at a reduced exercise price of $2.00 per share upon the surrender to the Company for cancellation of all Class B warrants.

Series B

In January 1999, the Company completed the sale to one accredited investor of 600 shares of Series B convertible preferred stock, 15,000 shares of common stock and warrants exercisable to purchase 120,000 shares of common stock at an exercise price of $3.00 per share. The aggregate purchase price for the securities was $600,000.

The Company's Series B convertible preferred stock has a par value of $0.01 per share and a dividend rate of 8 percent, which is cumulative and payable in cash or common stock. Each share of preferred stock is convertible into shares of common stock at a rate of 80% of the market price of the common stock, as defined. Each warrant entitles the holder to purchase one share of common stock at $3.00 per share, beginning on the date of issuance and the warrants expire three years from the date of issuance. The preferred stock has a liquidation preference of $1,000 per share.

Series C

During 1999, the Company, through a private placement offering, sold 721,419 Series C convertible preferred stock to qualified investors at a price of

$4.00 per share. The total proceeds of the Series C convertible preferred stock offering was $2,885,676.

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

Series D

In April 1999, the Company, through a private placement offering, sold 10,000 shares of its Series D convertible preferred stock to qualified investors at a price of $1,000 per share. The total proceeds of the Series D convertible preferred stock offering was $10,000,000. In connection with said offering, the Company issued warrants to acquire a total of 305,880 shares of the Company's common stock at $8.17 per share.

The Company's Series D convertible preferred stock has a par value of $0.01 per share and a dividend rate of 5 percent, which is cumulative and payable in cash or preferred stock at the option of the Series D investor. Each share of preferred stock is convertible into 333 shares of the Company's common stock. The preferred stock may be converted at the option of the Series D investor or it will automatically convert upon the third anniversary of the date of issue. If, after April 16, 2000, the Company's common stock is trading at less than $3.00 per share, the Company may redeem the preferred stock at $1,200 per share plus any unpaid dividends. The preferred stock has a liquidation preference of $1,000 per share.

Series E

In May 1999, the Company, through a private placement offering, sold 3,000 shares of the Company's Series E convertible preferred stock to qualified investors at a price of $1,000 per share. The total proceeds for the Series E convertible preferred stock offering was $3,000,000. In connection with said offering, the Company issued warrants to acquire a total of 91,764 shares of common stock at $8.17 per share.

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

As of December 31, 1999, the Company had accrued unpaid dividends on preferred stock of $720,082.

Beneficial Conversion Feature
-----------------------------

Series A

The Company recorded a beneficial conversion feature of $337,488 related to its Series A convertible preferred stock, which was fully accreted as of December 31, 1999.

Series B

The Company recorded a beneficial conversion feature of $149,487 related to its Series B convertible preferred stock, which was fully accreted as of December 31, 1999.

Series C

The Company recorded a beneficial conversion feature of $2,076,616 related to its Series C convertible preferred stock, which is being accreted over one year.

Series D

The Company recorded a beneficial conversion feature of $7,908,294 related to its Series D convertible preferred stock, which was fully accreted as of December 31, 1999. The total excess of fair value over the conversion price at the date of grant was $24,849,998.

Series E

The Company recorded a beneficial conversion feature of $2,364,335 related to its Series E convertible preferred stock, which was fully accreted as of December 31, 1999. The total excess of fair value over the conversion price at the date of grant was $9,449,991.

9.   STOCK-BASED COMPENSATION:
     -------------------------

Effective January 23, 1998, the Company adopted the 1998 Equity Incentive Plan under which 1,750,000 shares of common stock of the Company were authorized and reserved for use in the Plan. Effective August 23, 1999, the Company's board of directors and stockholders adopted an amendment whereby the total shares subject to the plan was increased to 8,000,000 shares. The Plan allows the issuance of incentive stock options, nonqualified stock options, stock bonuses, rights to purchase restricted stock, and stock appreciation rights. Incentive stock options granted during 1999 become exercisable over either three or 4 year vesting schedules, depending on the specific option grant, and expire five years from the date of grant.

In addition to the incentive stock options granted under the Plan, the Company also granted 2,350,630 non-qualified stock options outside of the Plan to certain officers, directors, and other employees. Of the non-qualified options granted, 200,000 became exercisable immediately and expire five years from the date of grant, and 68,732 become exercisable at the rate of 4,166 options per month and expire five years from the date of grant. The remaining 2,081,898 options vest based on certain performance criteria and expire five years from the date of grant.

                                  Options Outstanding                                              Options Exercisable
                                               Weighted Average
                           Outstanding as of       Remaining       Weighted Average       Exercisable as of    Weighted Average
                                                                   ----------------       -----------------    ----------------
Range of Exercise Price       31-Dec-99        Contractual Life     Exercise Price            31-Dec-99         Exercise Price
-----------------------       ---------        ----------------     --------------            ---------         --------------
       1.94-2.13              2,641,898                    9.60               1.98            1,083,844                   1.94
       2.30-2.75              3,601,972                    5.50               2.53            1,699,840                   2.26
            4.99                230,000                    5.00               4.99

Stock option activity for the years ended December 31, 1999 and 1998, was as follows:

                                                     1999                           1998
                                        -----------------------------  ------------------------------
                                          Number        Weighted         Number          Weighted
                                            Of           Average           of             Average
                                          Shares      Exercise Price     Shares       Exercise Price
                                        ----------   ----------------  ----------    ----------------
   Outstanding, beginning of period      3,579,236         2.12            ---              ---
      Granted                            3,628,000         2.43         3,579,736           2.12
      Exercised                            (97,420)        2.30            ---              ---
      Canceled or expired                 (636,446)        2.52            ---              ---
                                        ----------      ----------     ----------       ----------
   Outstanding, end of period            6,473,870         2.39         3,579,736           2.12
                                        ==========      ==========     ==========       ==========
   Options vested at year-end            2,753,684         2.15           670,720           2.43
                                        ==========      ==========     ==========       ==========

The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), under which no compensation expense has been recognized for option grants. Compensation expense of $12,197,071 and $2,001,618 was recognized for stock grants under APB 25 for the years ended December 31, 1999 and 1998. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which allows companies to continue following the accounting guidance of APB 25, but requires disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted.

The Company has elected SFAS 123 for disclosure purposes. Under SFAS 123, the fair value of each option granted has been estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999 and 1998: risk-free interest rate of 4.46 to 5.63 percent, expected volatility of 80 percent, expected life of four years, and no expected dividends for 1998 and risk-free interest rate of 4.43 to 6.32 percent, expected volatility of 80 percent, expected life of _____ years, and no expected dividends for 1999. Had compensation expense been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                        1999        1998
                                                      --------    --------

          As reported:
            Net loss                                (40,437,124) (5,274,832)
            Net loss per share - basic and diluted       $(3.44)     $(0.60)
          Pro Forma:

            Net loss                                   (51,570,998)  (6,215,209)
            Net loss per share - basic and diluted           (4.38)        (.71)

10.  RELATED-PARTY TRANSACTIONS:
     ---------------------------

During 1999, despite suspension of agreement with Network System Technologies, Inc. (NST), NST billed the Company $735,256 for the construction of wireless data transmission plants in Fresno, California, and in Tampa, Florida. Both transmission plants were completed and this amount was paid during the year ended December 31, 1998.

During 1998, the Company issued 708,997 shares of common stock to affiliates in exchange for services. The services were valued by management at the fair value of the common stock on the date of issuance.

11.  SUBSEQUENT EVENTS:
     ------------------

Effective February 2, 2000, the Company issued a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.01 per share to one investor as consideration for such investor having participated as the lead investor in the Company Series F convertible preferred stock financing.

As of February 11, 2000, the Company completed an offering of 15,316 shares of Series F convertible preferred stock for an aggregate purchase price of $15,316,000, which includes, the issuance of 1,950 shares of Series F convertible preferred stock to associated with the conversion of an aggregate principal amount of $1,950,000 convertible promissory notes issued by the Company in November, 1999. The Company's Series F convertible preferred stock has a par value of $0.01 per share. Each share of preferred stock is convertible into 1,000 share of the Company's $0.01 par value common stock at the option of the stockholder, or automatically upon the third anniversary date of issue. The preferred stock has a liquidation preference of $1,000 per share.

Effective February 11, 2000, the Company acquired substantially all of the assets of Alternate Access, Inc. for a total purchase price of $4,131,624, of which $1,950,000 in cash and 684,430 shares of the Company's common stock. In connection with said transaction, the Company also obtained has the right to acquire up to 30% equity ownership in PDGT.COM, Inc. The Company has currently acquired a 21.8% interest for a cash consideration of $750,000.

Effective February 11, 2000, the Company acquired substantially all of the assets of Planetlink Corporation, Inc. d/b/a Inforum Communications for $237,450 in cash and 74,494 shares of the Company's common stock.

Effective February 11, 2000, the Company issued two warrants to H. C. Wainwright, exercisable to purchase an aggregate of 500,000 shares of the Company's common stock at the following exercise prices: (i) with respect to 400,000 shares, an exercise price of $.01, in connection with their role as placement agent in the Series F convertible preferred stock financing; and (ii) with respect to 100,000 shares, an exercise price of $3.00 per share, in connection with their role as placement agent in the November 1999 convertible loan transaction.

Between March 7, 2000 and March 31, 2000, the Company effected a 1 to 1 exchange offer to its then Series D convertible preferred stockholders pursuant to which the Company issued a total of 4,440 shares of the Company's D-1 convertible preferred stock to holders of the Company's series D convertible preferred stock upon their exchange of 4,400 shares of the Company's D convertible preferred stock. The warrants that were issued in connection with the Series D convertible preferred stock financing were not affected by the exchange offer. The Company's Series D-1 convertible preferred stock has a par value of $0.01 per share and a dividend rate of 5 percent, which is cumulative and payable in cash or preferred stock at the option of the Series D-1 investor. The conversion price for each share of Series D-1 preferred convertible preferred stock is $2.50 per share, subject to adjustments. The preferred stock may be converted at the option of the Series D-1 investor or it will automatically convert upon the third anniversary of the date of the initial issuance of the Series D convertible preferred stock. The Series D-1 convertible preferred stock has a liquidation preference of $1,000 per share.

FINANCIAL RESULTS OF OPERATIONS (UNAUDITED):

The following unaudited pro forma information for the year ended December 31, 1999, include the results of the Company and Interaccess Corporation, Simply Internet, Inc., Net Asset, LLC, Calweb Internet Services, Inc. and InfiCad Computing and Design, LLC as if the acquisitions had occurred as of January 1, 1999. The pro forma condensed consolidated statements of operations may not be comparable to, and may not be indicative of, the Company's post-acquisition results of operations.

                                                          Amount
                                                        (unaudited)

Revenues                                               $   7,721,148
                                                       =============

Net loss                                               $ (29,392,196)
                                                       =============

Net loss applicable to common stockholders             $ (42,970,645)
                                                       =============

Per share net loss applicable to common
  stockholders-basic and diluted                                (359)
                                                       =============

Shares used in computing per share net

  loss applicable to common stockholders-basic
  and diluted                                             11,976,695
                                                       =============