Form 10KSB/A
period 1999-12-31
SKYLYNX COMMUNICATIONS INC
filed 2000-04-21
CIK 1059620

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                Amendment No. 1

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 1999 were $4,726,589.

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

    On February 2, 2000, we issued 1,950 shares of our series F convertible preferred stock to 18 investors upon their conversion of $1,950,000 aggregate principal amount of our convertible promissory notes. The investors also acquired the right to purchase 749,665 shares of our common stock under the warrants issued in November 1999. The securities were issued exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 thereunder.

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

Item 6. Management's Discussion and Analysis or Plan of Operations

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report.

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

     Our depreciation expenses primarily relate to our equipment and are based on the estimated useful lives of the assets of five years using the straight-line method. Depreciation expense is expected to increase as our Internet service providers expand their networks to support new and existing subscribers.

     Between January 1, 1999 and February 11, 2000, we acquired ten Internet service providers for aggregate consideration of approximately $10.4 million in cash, 1,361,572 shares of our common stock and the assumption of approximately $50,000 of indebtedness.

     All of the acquisitions we have completed to date have been accounted for using the purchase method of accounting. As a result, the amount by which the fair value of the consideration we paid in these acquisitions exceeds the fair value of the net assets we bought (approximately $11.7 million), has been recorded as goodwill. This goodwill will be amortized over its estimated useful life of three years as a non-cash charge to operating income.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1999 increased to $26,236,781 from $5,034,628 for the year ended December 31, 1998, an increase of 421%. The increase was due primarily to the costs associated with acquiring our Internet service providers, the ongoing operating costs associated with the existing customer bases of these Internet service providers as well as the costs associated with growth of our customer base and non-cash compensation expense relating to the vesting of options granted to certain of our directors and officers. Our primary operating costs include employee salaries and benefits, non-capital equipment costs, office rent and utilities, customer service and technical support costs and the sales and marketing costs associated with acquiring new subscribers, including bonuses, sales commissions and advertising.


Cost of Services. Our cost of services consists of our cost of non-capital equipment and telecommunications costs associated with providing services to subscribers, including the cost of local telephone lines and the costs of leased lines connecting to the Internet and our operations centers. Cost of services for the year ended December 31, 1999 was $2,021,293. We had no telecommunications expenses for the year ended December 31, 1998.


Our amortization expenses primarily relate to the amortization of goodwill and other intangible assets acquired in our purchases of Internet service providers, and are based upon the expected useful lives of these intangibles. Our amortization expenses for the year ended December 31, 1999 were $2,167,928, up from $6,938 for the year ended December 31, 1998.

Net Loss. Our activities for the year ended December 31, 1999 resulted in a net loss of $26,975,644, as compared to a net loss of $5,274,832 for the year ended December 31, 1998.

Assets, Liabilities and Shareholders' Equity

Assets. Our total assets at December 31, 1999 and December 31, 1998 were $16,532,181 and $2,407,603, respectively. Our assets at December 31, 1999 consisted principally of cash of $1,947,982, net accounts receivable of $710,878, prepaid expenses and other current assets of $734,569, net property and equipment of $3,566,045 and net intangible assets of $9,572,707.


Liabilities and Shareholder's Equity. Our total liabilities at December 31, 1999 and December 31, 1998 were $6,489,451 and $1,174,233 respectively. Our liabilities at December 31, 1999 consisted primarily of accounts payable and accrued liabilities of $2,359,897, short term notes payable of $1,529,529 deferred revenue of $998,230, short term capital lease obligations of $584,186, dividends payable on preferred stock of $720,082, long term capital lease obligations of $290,776 and long term notes payable of $6,751. Our shareholders' equity at December 31, 1999 and December 31, 1998 was $10,042,730 and $1,233,370, respectively.


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

     In April 1999, we completed a private offering of 721,419 shares of our series C convertible preferred stock at a price of $4.00 per share. We received aggregate gross proceeds of $2,885,676 from this offering.

    In April and May 1999, we completed a private offering of 10,000 shares of our series D convertible preferred stock at a price of $1,000 per share. Series D investors also received warrants to purchase an aggregate of 405,880 shares of common stock. We received aggregate gross proceeds of $10,000,000 from this offering.

     In May 1999, we also completed a private offering of 3,000 shares of our series E convertible preferred stock at a price of $1,000 per share. Series E investors also received warrants to purchase an aggregate of 91,764 shares of common stock. We received aggregate gross proceeds of $3,000,000 from this offering.

     In November 1999 we issued $1,950,000 in convertible promissory notes to 18 accredited investors in a private placement transaction. In connection with our February 2000 sale of series F convertible preferred stock, all of the convertible promissory notes automatically converted into 1,950 shares of series F convertible preferred stock and warrants exercisable for three years to purchase an aggregate of 749,665 shares of our common stock at an exercise price of $3.375 per share.

     Between February 2, 2000 and March 10, 2000 we issued and sold to private investors an aggregate of 13,366 shares of our series F convertible preferred stock at a price of $1,000 per share. We received aggregate gross proceeds of $13,366,000 from these sales.

     Between January 1, 1999 and February 11, 2000, we acquired ten Internet service providers for aggregate consideration of approximately $10.4 million in cash, 1,361,572 shares of our common stock and the assumption of approximately $50,000 of indebtedness. We funded the cash portion of these acquisitions through proceeds from our private placements of our convertible preferred stock.

     At December 31, 1999, we had cash of $1,987,982. Net cash used by operating activities for the year ended December 31, 1999 was $5,534,639. Net cash used for investing activities was $10,077,841, primarily as a result of our acquisition of eight Internet service providers during the year. Net cash provided by financing activities was $17,047,537, primarily as a result of the private equity financings and the promissory note financing undertaken during the year ended December 31, 1999.

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

   3.1         [Reserved]

   3.2         [Reserved]

   3.3         [Reserved]


   3.4         [Reserved]

   3.5         Amended Bylaws of the Company (previously filed).

   3.6         [Reserved]

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

   4.2         Specimen Common Stock Certificate (previously filed).

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

   4.13 Form of Warrant issued to certain of the holders of the Company's Series F Convertible Preferred Stock in connection with the Company's private placement in November 1999 (previously filed).


   4.14 Form of Warrant, dated as of February 11, 2000, issued by the Company to Wainwright & Co., Inc. (previously filed).

   4.15 Form of Warrant, dated as of February 7, 2000, issued by the Company to Continental Capital & Equity Corporation (previously filed).

   4.16 Form of Warrant, dated as of February 2, 2000, issued by the Company to Bulk Trade Inc. (previously filed).

   4.17 Form of Warrant, dated as of March 10, 2000, issued by the Company to Eugene S. Tuma (previously filed).

   4.18 Amended Certificate of Designation and Rights and Preferences of the Company's Series F Convertible Preferred Stock (previously filed).

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

   10.20 Asset Purchase Agreement, dated as of July 29, 1999, by and among the Company, Skylynx Communications MST Inc., Inficad Computing and Design, L.L.C. and the members of Inficad (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, dated July 29, 1999 and filed with the SEC on August 10,
               1999).

   10.21 Form of Convertible Loan and Warrant Agreement, by and among the Company and certain investors (previously filed).

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

   10.24 Form of Series F Preferred Stock Purchase Agreement, dated as of February 2, 2000, by and between the Company and the holders of the Company's Series F Convertible Preferred Stock (previously filed).

   10.25 Form of Registration Rights Agreement, dated as of February 2, 2000, by and between the Company and the holders of the Company's Series F Convertible Preferred Stock (previously filed).

   10.26 Amendment No.2 to Financial Services Agreement, dated as of December 22, 1999, between the Company and H.C. Wainwright & Co., Inc. (previously filed).

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

   10.32 Employment Agreement, dated as of July 9, 1998, between the Company and Steven R. Jesson (previously filed).*

   10.33 Modification Agreement, dated as of August 26, 1998, between the Company and Steven R. Jesson (previously filed).*


   21.1        Subsidiaries of the Registrant (previously filed).

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

          2. Form 8-K, filed December 20, 1999, reporting under Item 5 the Company's redomestication in Delaware.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SKYLYNX COMMUNICATIONS, INC.

                                              By:  /s/ Jeffery A. Mathias
                                                   ----------------------
                                                       Jeffery A. Mathias
                                                       President
Date:     April 20, 2000



          In accordance with the Exchange Act, this Amendemnt report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                       Date
-------------------------  -------------------------------------  --------------

/s/ Jeffery A. Mathias     President, Chief Executive             April 20, 2000
-------------------------  Officer and Director
     Jeffery A. Mathias

/s/ James Maurer           Chief Financial Officer,               April 20, 2000
-------------------------  Chief Accounting Officer and Director
     James Maurer

/s/ J. Samuel Ridley*      Director and Vice Chairman of          April 20, 2000
-------------------------  the Board
     J. Samuel Ridley

/s/ Francis P. Ragano*     Chairman of the Board                  April 20, 2000
-------------------------
     Francis P. Ragano

/s/ Robert J. Smith*       Director                               April 20, 2000
-------------------------
     Robert J. Smith

*/s/ James E. Maurer                                              April 20, 2000
-------------------------
     James E. Maurer
     Attorney in fact

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

   3.1         [Reserved]

   3.2         [Reserved]

   3.3         [Reserved]


   3.4         [Reserved]

   3.5         Amended Bylaws of the Company (previously filed).

   3.6         [Reserved]

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

   4.2         Specimen Common Stock Certificate (previously filed).

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

   4.13 Form of Warrant issued to certain of the holders of the Company's Series F Convertible Preferred Stock in connection with the Company's private placement in November 1999. (previously filed)

   4.14 Form of Warrant, dated as of February 11, 2000, issued by the Company to Wainright & Co., Inc. (previsouly filed).

   4.15 Form of Warrant, dated as of February 7, 2000, issued by the Company to Continental Capital & Equity Corporation (previously filed).

   4.16 Form of Warrant, dated as of February 2, 2000, issued by the Company to Bulk Trade Inc. (previously filed).

   4.17 Form of Warrant, dated as of March 10, 2000, issued by the Company to Eugene S. Tuma (previously filed).

   4.18 Amended Certificate of Designation and Rights and Preferences of the Company's Series F Convertible Preferred Stock (previously filed).

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

   10.20 Asset Purchase Agreement, dated as of July 29, 1999, by and among the Company, Skylynx Communications MST Inc., Inficad Computing and Design, L.L.C. and the members of Inficad (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, dated July 29, 1999 and filed with the SEC on August 10,
               1999).

   10.21 Form of Convertible Loan and Warrant Agreement, by and among the Company and certain investors (previously filed).

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

   10.24 Form of Series F Preferred Stock Purchase Agreement, dated as of February 2, 2000, by and between the Company and the holders of the Company's Series F Convertible Preferred Stock (previously filed).

   10.25 Form of Registration Rights Agreement, dated as of February 2, 2000, by and between the Company and the holders of the Company's Series F Convertible Preferred Stock (previously filed).

   10.26 Amendment No. 2 to Financial Services Agreement, dated as of December 22, 1999, between the Company and H.C. Wainwright & Co., Inc. (previously filed).

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

   10.32 Employment Agreement, dated as of July 9, 1998 between the Company and Steven R. Jesson (previously filed).

   10.33 Modification Agreement, dated as of August 26, 1998, between the Company and Steven R. Jesson (previously filed).

   21.1        Subsidiaries of the Registrant (previously filed).

   23.1        Consent of Arthur Andersen LLP (filed herewith).

   24.1        Power of Attorney (previously filed).

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

Denver, Colorado
  April 11, 2000

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

           CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1999 and 1998
           ---------------------------------------------------------

                         ASSETS                                                        1999           1998
                         ------                                                        ----           ----
CURRENT ASSETS:
   Cash                                                                        $  1,947,982    $   512,925
   Accounts receivable, net                                                         710,878             --
   Prepaid expenses and other current assets                                        734,569         20,135
                                                                               ------------    -----------
          Total current assets                                                    3,393,429        533,060

PROPERTY AND EQUIPMENT, net                                                       3,566,045      1,632,370

GOODWILL AND INTANGIBLE ASSETS, net of accumulated amortization for
  1999 and 1998 respectively of $2,167,928 and $6,938                             9,572,707         89,195

OTHER ASSETS                                                                             --        152,978
                                                                               ------------    -----------
          Total assets                                                         $ 16,532,181    $ 2,407,603
                                                                               ============    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                    $  2,359,897    $   360,176
   Notes payable and convertible debt, current                                    1,529,529        363,138
   Deferred revenue                                                                 998,230             --
   Obligations under capital leases, current                                        584,186             --
   Dividends payable on preferred stock                                             720,082         39,759
   Deposits on unissued shares of common stock and preferred stock                       --        411,160
                                                                               ------------    -----------
          Total current liabilities                                               6,191,924      1,174,233
                                                                               ------------    -----------
OBLIGATIONS UNDER CAPITAL LEASES                                                    290,776             --
Notes Payable                                                                         6,751             --
                                                                               ------------    -----------
               Total liabilities                                                  6,489,451      1,174,233

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

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998
                ----------------------------------------------

                                                                  1999             1998
                                                                  ----             ----
REVENUES                                                  $  4,726,589      $     7,898
COST OF SERVICES                                             2,021,293                0
DEPRECIATION & AMORTIZATION                                  2,998,146          266,206
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                26,236,781        5,034,628
                                                            ----------      -----------

OPERATING LOSS                                             (26,529,631)      (5,292,936)

NET INTEREST (EXPENSE) INCOME                                 (446,013)          18,104
                                                            ----------      -----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                 (26,975,644)     (5,274,832)

PROVISION FOR INCOME TAXES                                        -                -
                                                            ----------      -----------

NET LOSS                                                   (26,975,644)     (5,274,832)

PREFERRED STOCK DIVIDENDS                                   (1,297,203)         (39,759)

ACCRETION OF BENEFICIAL CONVERSION FEATURE
     OF PREFERRED STOCK                                    (12,164,277)         (73,029)
                                                            ----------      -----------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                 $(40,437,124)     $(5,387,620)
                                                            ==========      ===========

NET LOSS PER SHARE-BASIC                                  $      (3.44)     $     (0.60)

NET LOSS PER SHARE-DILUTED                                $      (3.44)     $     (0.60)

SHARES USED IN COMPUTING NET LOSS PER SHARE-BASIC           11,763,251        8,946,874

SHARES USED IN COMPUTING NET LOSS PER SHARE-DILUTED         11,763,251        8,946,874


 The accompanying notes are an integral part of these consolidated statements.

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                ----------------------------------------------

                                                    Preferred  Stock, Series A  Preferred Stock, Series B  Preferred Stock, Series C
                                                    --------------------------  -------------------------  -------------------------
                                                       Shares        Amount        Shares        Amount       Shares        Amount
                                                    ------------  ------------  ------------  -----------  ------------  -----------
BALANCE, December 31, 1997                                 -       $     -             --       $  --           --        $   --

  Net loss

  Proceeds from issuance of preferred stock,
   Series A with 1,977,500 warrants on various
   dates, net of offering costs of $214,593             988,750     2,533,040          --          --           --            --

  Common stock issued for acquired assets on
   August 20, 1998                                         -             -             --          --           --            --

  Common stock issued for services on June 12,
   1998, at fair value                                     -             -             --          --           --            --

  Common stock issued for services on
   September 23, 1998, at fair value                       -             -             --          --           --            --

  Preferred stock dividend                                 -                           --          --           --            --

  Accretion of beneficial conversion feature
   of preferred stock                                      -           73,029          --          --           --            --
                                                    ------------  ------------  ------------  -----------  ------------  -----------

BALANCE, December 31, 1998                              988,750     2,606,069          --          --           --            --
                                                    ------------  ------------  ------------  -----------  ------------  -----------

  Net loss                                                 -             -             --          --           --            --

  Proceeds from issuance of preferred stock,
   Series A with 141,682 warrants,
   net of offering costs of $185,365                     70,841        82,787          --          --           --            --


                                                    Preferred Stock, Series D  Preferred Stock, Series E       Common Stock
                                                    -------------------------  -------------------------  ----------------------
                                                       Shares        Amount       Shares        Amount      Shares      Amount
                                                    ------------   ----------  ------------   ----------  ----------  ----------
BALANCE, December 31, 1997                                 --       $   --            --       $   --      8,772,189  $    8,772

  Net loss

  Proceeds from issuance of preferred
   stock, Series A with 1,977,500 warrants on
   various dates, net of offering costs of
   $214,593                                                --           --            --           --          --          --

  Common stock issued for acquired assets on
   August 20, 1998                                         --           --            --           --       50,000         50

  Common stock issued for services on June 12,
   1998, at fair value                                     --           --            --           --      653,997        654

  Common stock issued for services on
   September 23, 1998, at fair value                       --           --            --           --        55,000        55

  Preferred stock dividend                                 --           --            --           --          --          --

  Accretion of beneficial conversion feature
   of preferred stock                                      --           --            --           --          --          --
                                                    ------------   ----------  ------------   ----------  ----------  ----------

BALANCE, December 31, 1998                                 --           --            --           --      9,531,186       9,531
                                                    ------------   ----------  ------------   ----------  ----------  ----------
  Net loss                                                 --           --            --           --          --          --

  Proceeds from issuance of preferred stock,
   Series A with 141,682 warrants,
   net of offering costs of $185,365                       --           --            --           --          --          --


                                                          Additional
                                                           Paid-in        Retained
                                                           Capital        Deficit        Total
                                                         -----------    -----------    -----------
BALANCE, December 31, 1997                                $  981,918    $  (278,754)   $   711,936

  Net loss                                                      ----     (5,274,832)    (5,274,832)

  Proceeds from issuance of preferred stock,
   Series A with 1,977,500 warrants on various
   dates, net of offering costs of $214,593                1,207,367          --         3,740,407

  Common stock issued for acquired assets on
   August 20, 1998                                           206,200          --           206,250

  Common stock issued for services on June 12,
   1998, at fair value                                     1,559,369          --         1,560,023

  Common stock issued for services on
   September 23, 1998, at fair value                         329,290          --           329,345

  Preferred stock dividend                                   (39,759)          -           (39,759)

  Accretion of beneficial conversion feature
   of preferred stock                                        (73,029)         --             --
                                                         -----------    -----------    -----------

BALANCE, December 31, 1998                                 4,171,356     (5,553,586)     1,233,370
                                                         -----------    -----------    -----------

  Net loss                                                        --    (26,975,644)   (26,975,644)

  Proceeds from issuance of preferred stock,
   Series A with 141,682 warrants,
   net of offering costs of $185,365                          15,192                        97,979


                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                    FOR THE YEARS ENDED DECEMBER 31, 1999,
                    --------------------------------------

                                   AND 1998
                               -----------------
                                  (continued)

                                                  Preferred Stock,  Series A  Preferred Stock, Series B  Preferred Stock, Series C
                                                  --------------------------  -------------------------  -------------------------
                                                     Shares        Amount        Shares        Amount       Shares        Amount
                                                  ------------  ------------  ------------  -----------  ------------  -----------
Proceeds from issuance of preferred stock,
 Series B with 120,000 warrants and 15,000
 shares of common stock on January 19,
 1999, net of offering costs of $159,015                    --            --        600        141,563             --           --

Proceeds from issuance of preferred stock,                  --            --         --             --        721,419      423,716
 Series C, net of offering costs of $379,344

Proceeds from issuance of preferred stock,                  --            --         --             --             --           --
 Series D with 405,880 warrants, net of
 offering costs of $777,198

Proceeds from issuance of preferred stock,                  --            --         --             --             --           --
 Series E with 91,764 warrants, net of
 offering costs of $218,430

Exercise of options and warrants                            --            --         --             --             --           --

Warrants issued in connection with promissory
 notes                                                      --            --         --             --             --           --

Stock based compensation                                    --            --         --             --             --           --

Proceeds from issuance of common stock,
 with 526,316 warrants.                                     --            --         --             --             --           --

Common stock issued for acquired assets                     --            --         --             --             --           --

Common stock issued for services                            --            --         --             --             --           --

Common stock issued for litigation settlement               --            --         --             --             --           --

Conversion of Preferred Stock                         (679,650)   (1,893,260)      (600)      (291,050)       (25,000)     (89,076)

Preferred stock dividends                                   --            --         --             --             --           --

Accretion of beneficial conversion feature
  of preferred stock                                        --       262,782         --        149,487             --    1,479,379
                                                  ------------  ------------  ------------  -----------  ------------  -----------

BALANCE, December 31, 1999                             379,941     1,058,378          -     $        -        696,419  $ 1,814,019
                                                  ============  ============  ============  ===========  ============  ===========

                                                   Preferred Stock, Series D  Preferred Stock, Series E         Common Stock
                                                  --------------------------- -------------------------  -------------------------
                                                     Shares         Amount       Shares        Amount       Shares        Amount
                                                  ------------    ----------- ------------  -----------  ------------  -----------
Proceeds from issuance of preferred stock,
 Series B with 120,000 warrants and 15,000
 shares of common stock on January 19,
 1999, net of offering costs of $159,015                    --            --         --             --         15,000           15

Proceeds from issuance of preferred stock,
 Series C, net of offering costs
 of $379,344                                                --            --         --             --             --           --

Proceeds from issuance of preferred stock,              10,000            --         --             --             --           --
 Series D with 405,880 warrants, net of
 offering costs of $777,198

Proceeds from issuance of preferred stock,                  --            --      3,000            --              --           --
 Series E with 91,764 warrants, net of
 offering costs of $218,430

Exercise of options and warrants                            --            --         --             --        351,820          352

Warrants issued in connection with promissory
 notes                                                      --            --         --             --             --           --

Stock based compensation                                    --            --         --             --             --           --

Proceeds from issuance of common stock,
 with 526,316 warrants                                      --            --         --             --        263,158          263

Common stock issued for acquired assets                     --            --         --            --         479,405          479

Common stock issued for services                            --            --         --            --         850,274          850

Common stock issued for litigation settlement               --            --         --            --         115,000          115

Conversion of Preferred Stock                           (4,410)   (3,487,557)      (3,000)   (2,364,335)    3,497,514        3,498

Preferred stock dividends                                   --            --         --            --          90,898           91

Accretion of beneficial conversion feature
  of preferred stock                                       --      7,908,294         --     2,364,335              --           --
                                                  ------------   -----------  ---------    ----------      ----------   ----------
BALANCE, December 31, 1999                               5,590   $ 4,420,737         --            --      15,194,255       15,194
                                                  ============   ===========  =========    ==========      ==========   ==========

                                                     Additional
                                                      paid-in                 Retained
                                                      Capital                 Deficit          Total
                                                      -------                 -------          -----
Proceeds from issuance of preferred stock,
 Series B with 120,000 warrants and 15,000
 shares of common stock on January 19,
 1999, net of offering costs of $159,015                407,407                   --           548,985

Proceeds from issuance of preferred stock,
 Series C net of offering costs
  of $379,344                                         2,082,616                   --         2,506,332

Proceeds from issuance of preferred stock,
 Series D with 405,880 warrants, net of
 offering costs of $777,198                           9,222,802                   --         9,222,802

Proceeds from issuance of preferred stock,
 Series E with 91,764 warrants, net of
 offering costs of $218,430                           2,781,570                   --         2,781,570

Exercise of options and warrants                        755,404                   --           755,756

Warrants issued in connection with promissory
 notes                                                  892,025                   --           892,025

Stock based compensation                             13,077,278                   --        13,077,278

Proceeds from issuance of common stock,
 with 526,316 warrants                                  499,737                   --           500,000

Common stock issued for acquired assets               3,274,406                   --         3,274,885

Common stock issued for services                      2,216,971                   --         2,217,821

Common stock issued for litigation settlement           820,260                   --           820,375

Conversion of Preferred Stock                         8,121,780                   --                --

Preferred stock dividends                               386,308               (1,297,203)     (910,804)

Accretion of beneficial conversion featured-in
  of preferred stock                                         --              (12,164,277)           --
                                                   ------------             ------------      ---------
BALANCE, December 31, 1999                         $ 48,725,112             $(45,990,710)    $10,042,730
                                                   ============             ============     ===========

The accompanying notes are an integral part of these consolidated statements.

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                ----------------------------------------------

                                                                                         1999                1998
                                                                                   ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           (26,975,644)            $(5,274,832)
  Adjustments to reconcile net loss to net cash used in
  operating activities-
       Common stock issued for services                                                2,217,821                 1,771,618
       Depreciation and amortization                                                   2,998,146                 266,206
       Equipment reserve                                                                      --                  87,150
       Loss on disposal of fixed assets                                                  155,755                      --
       Imputed interest expense on convertible debt                                      446,013                      --
       Stock-based compensation expense                                               13,077,278                      --
       Litigation settlement expense paid in common stock                                820,375                      --
       Changes in operating assets and liabilities-
          Accounts receivable                                                           (710,878)                     --
          Prepaid expenses and other current assets                                     (714,434)                (20,135)
          Other assets                                                                   152,978                  91,772
          Accounts payable and accrued liabilities                                     1,999,721                 661,382
          Accounts payable, related party                                                     --                (391,299)
          Deferred revenue                                                               998,230                      --
          Other current liabilities                                                           --                  (1,375)
                                                                                   -------------          --------------
               Net cash used in operating activities                                  (5,534,639)             (2,809,513)
                                                                                   -------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                    (892,763)             (1,357,239)
  Purchase of subsidiaries, net of cash acquired                                      (9,185,078)                     --
                                                                                   -------------          --------------
               Net cash used in investing activities                                 (10,077,841)             (1,357,239)
                                                                                   -------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable and convertible debt                                       1,107,975                       -
  Principal repayments of notes payable and convertible debt                            (380,846)               (100,000)
  Proceeds from issuance of debt with warrants                                           892,025                      --
  Principal repayments of obligations under capital leases                              (343,400)                     --
  Proceeds from the issuance of common stock, warrants, and preferred stock,
   net of offering costs                                                               15,246,508               3,740,407
  Advances on unissued shares                                                                 --                 411,160
  Proceeds from the exercise of options and warrants                                     755,756                      --
  Dividends paid                                                                        (230,481)                     --
                                                                                   -------------          --------------
               Net cash provided by financing activities                              17,047,537               4,051,567
                                                                                   -------------          --------------

NET INCREASE IN CASH                                                                   1,435,057                (115,185)

CASH, beginning of period                                                                512,925                 628,110
                                                                                   -------------          --------------
CASH, end of period                                                                    1,947,982             $   512,925
                                                                                   =============          ==============

                 SKYLYNX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                ----------------------------------------------
                                  (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
       Interest                                                  88,279          4,043

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
     Issuance of common stock for property and equipment              -        117,750
     Common stock issued for acquired assets                  3,274,885        206,250
     Property and equipment acquired under capital leases       540,694              -

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

Goodwill and Intangible Assets
------------------------------

Goodwill and intangible assets are stated net of accumulated amortization. Amortization is provided using the straight-line method over three years. The Company evaluates on a regular basis whether events and circumstances have occurred that indicate that the carrying amount of goodwill and intangible assets may warrant revision. Amortization of goodwill and intangibles for the years ended December 31, 1999 and 1998 was $2,160,990 and $6,938.

Management believes that there has been no impairment of the goodwill and intangible assets as reflected in the Company's consolidated financial statements as of December 31, 1999.

Revenue Recognition and Deferred Revenue
----------------------------------------

Revenue, composed primarily of billings for internet services, is recognized as the services are provided.

Any amounts collected in advance of the provision of service are reflected as deferred revenue until the service is rendered.

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

As of December 31, 1999, there were 6,473,870 stock options, preferred stock convertible into 2,939,693 shares of common stock, and 2,222,526 common stock purchase warrants outstanding which were not included in the calculation net loss per share - diluted because they were antidilutive. As of December 31, 1998, there were 3,579,736 stock options, preferred stock convertible into 988,750 shares of common stock, and 1,977,500 common stock purchase warrants outstanding which were not included in the calculation net loss per share - diluted because they were antidilutive.

2. LIQUIDITY:
   ----------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $26,975,644 and $5,274,832 for the years ended December 31, 1999 and 1998, respectively. This factor among others raises substantial doubt about the Company's ability to continue as a going concern.

At April 10, 2000, the Company had cash on hand of approximately $8 million. Although the Company believes that its current cash on hand plus the cash flow generated by its Internet service providers will be sufficient to fund existing operations through the remainder of the fiscal year, if the Company chooses to pursue additional acquisitions, expand the range of Internet related services it offers, or otherwise change its strategy, it will likely be required to issue additional equity or debt. There can be no assurance that such equity or debt financing will be available to the Company, or that it will be available on terms acceptable to the Company. Further, any additional equity financing may be dilutive to existing shareholders, and any debt financing may involve pledging all or some of the Company's existing assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. As a result of these factors, substantial doubt exists about the Company's ability to continue as a going concern.

3. PURCHASE OF ASSETS:
   -------------------

In 1998, the Company purchased certain assets of Nadex West, Inc. The assets purchased included property and equipment, including leases covering two Multipoint Distribution Service channels granted under licenses issued by the Federal Communications Commission within the Fresno, California, geographical area. This acquisition was accounted for as a purchase and has been reflected in the Company's consolidated financial statements from the date of acquisition. The consideration paid in this transaction was 50,000 shares of common stock with a fair value of $206,250.

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

On March 24, 1999, the Company purchased certain assets of ContiNet, LLC, an Internet service provider. This acquisition was accounted for as a purchase and has been reflected in the Company's consolidated financial statements from the date of acquisition. The consideration paid in this transaction consisted of $343,379 in cash, a promissory note in the amount of $50,000, 10,173 shares of the Company's common stock with a fair value of $104,162 and an additional 8,937 shares that have been escrowed for one year from the purchase date to secure any obligations of the seller. Goodwill and intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

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

On July 27, 1999, the Company acquired all of the capital stock of CalWeb Internet Services, Inc, an Internet service provider. This acquisition was accounted for as a purchase and has been reflected in the Company's consolidated financial statements from the date of acquisition. The consideration paid for this transaction consisted of $2.6 million in cash, 190,977 shares of the Company's common stock with a fair value of $1,270,000 and an additional 64,662 shares that have been escrowed for one year from the purchase date to secure any obligations of the seller. Goodwill and intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

On July 29, 1999, the Company acquired substantially all of the assets of InfiCad Computing and Design, LLC, an Internet service provider. This acquisition was accounted for as a purchase and has been reflected in the Company's consolidated financial statements from the date of acquisition. The consideration paid for this transaction consisted of approximately $1,125,000 in cash, 178,226 shares of the Company's common stock with a fair value of $1,193,000 and additional 38,394 shares that have been escrowed for one year from the purchase date to secure any obligations of the seller. Goodwill and intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

4.   PROPERTY AND EQUIPMENT:
     -----------------------

Property and equipment consisted of the following as of December 31, 1999 and 1998:

                                             Useful Lives
                                               in Years         1999           1998
                                             ------------   ------------   ------------
     Communications and computer equipment         5        $  3,712,541   $  1,637,719
     Furniture and fixtures                        5             240,503        110,253
     Leasehold improvements                        5             166,342        143,666
     Software                                      5             316,961              -
                                                            ------------   ------------
                                                               4,436,347      1,891,638
     Less- Accumulated depreciation
       and amortization                                         (870,302)      (259,268)
                                                            ------------   ------------

          Property and equipment, net                       $  3,566,045   $  1,632,370
                                                            ============   ============

5.   NOTES PAYABLE AND CONVERTIBLE DEBT

As part of the purchase agreement with Continet, LLC, the Company issued a promissory note for $50,000. Principal and interest is payable monthly through March 2001 with an annual interest rate of 9%. Principal payments to be made in 2000 and 2001 are $25,541 and $6,751, respectively.



In November 1999, in exchange for $1,950,000, the Company issued an aggregate principal amount of $1,950,000 convertible promissory notes and 749,665 warrants exercisable at $3.375 for four years to purchase shares of the Company's common stock. The $1,950,000 convertible promissory notes converted into 1,950 shares of the Company's Series F convertible preferred stock simultaneously with the first closing of the Company's Series F convertible preferred stock in February 2, 2000 and prior to February 14, 2000, the repayment date for the notes.


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

The income tax effect of temporary differences comprising the deferred tax asset is a result of the following as of December 31, 1999 and 1998:

                                                                          1999             1998
                                                                      ------------     ------------
   Deferred tax assets:
      Allowance for doubtful accounts                                  $      -        $     14,010
      Accrued liabilities                                                     -              40,984
      Net operating loss carryforward                                    9,727,218        1,932,034
                                                                      ------------     ------------
      Valuation allowance                                               (9,727,218)      (1,987,028)
                                                                      ------------     ------------
             Net deferred tax asset                                         -          $       -
                                                                      ============     ============

The change in the valuation allowance for the years ended December 31, 1999 and 1998, was $7,740,190 and $5,206,532.

A reconciliation between the statutory federal income tax rate (34 percent) and the effective rate of income tax for the years ended December 31, 1999 and 1998, is as follows:

                                                             1999      1998
                                                            ------    ------

    Statutory income tax rate                                (34)%      (34)%
    Increase (decrease) in taxes resulting from:
       State taxes, net of U.S. Federal tax benefit          (3.6)       (3.6)
       Increase in valuation allowance                       28.7        35.6
       Tax effect of nondeductible stock compensation         8.9         --
       Other                                                   --         2.0
                                                             ----        ----
                                                               --          --
                                                             ----        ----

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

The Company has agreed to buy substantially all of the assets of Cable Corporation of America, which is in bankruptcy. 120,000 shares of the Company's common stock have been placed in escrow pending the resolution of certain complaints filed in the bankruptcy proceeding.

On July 29, 1999, the Company issued 115,000 shares of common stock to James Gordon to settle a claim brought by him against the Company.

Lease Commitments
-----------------

The Company leases certain property and other equipment under operating leases and capital leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals.

Future minimum lease payments under noncancellable operating leases and capital leases as of December 31, 1999, are as follows:

           Year Ending                                            Capital       Operating
           December 31,                                            Leases         Leases
          --------------                                         ----------    ----------
               2000                                              $  628,527    $  740,388
               2001                                                 359,508       691,085
               2002                                                  46,913       400,684
               2003                                                      --       110,010
               2004                                                      --            --
                                                                 ----------    ----------
               Total minimum lease payments                       1,034,948     1,942,167
                                                                 ==========    ==========
               Less: Amount representing interest                   159,986
                                                                 ----------

               Present value of minimum capital lease payments      874,962

               Less: Current maturities of obligations
                     under capital leases                           584,186
                                                                 ----------

              Obligations under capital leases,
                  less current maturities                        $  290,776
                                                                 ==========

Rent expense under operating leases was $464,780 and $90,292 for the years ended December 31, 1999 and 1998, respectively.

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

7.  COMMON STOCK:
    -------------

During 1998, the Board of Directors of the Company (Board) approved the issuance of 708,997 shares of common stock in exchange for services. The shares were issued without registration under the federal securities laws in reliance upon an exemption from registration requirements contained in the Securities Act of 1933, as amended.

During the year ended December 31, 1999, the Board approved the issuance of 850,274 shares of common stock to employees and others in exchange for services.

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

8.  PREFERRED STOCK:
    ----------------

Unit Offerings
--------------

Series A

During 1998, the Company, through a private placement offering, sold an additional 988,750 units to qualified investors for $4.00 per unit. Each unit consisted of one share of Series A convertible preferred stock, one Class A warrant, and one Class B warrant.

In January 1999, the Company, through a private placement offering, sold an additional 70,841 units to qualified investors for $4.00 per unit. Each unit consisted of one share of Series A convertible preferred stock, one Class A warrant and one Class B warrant.

The Company's Series A convertible preferred stock has a par value of $0.01 per share and a dividend rate of 10 percent, which is cumulative. Each share of preferred stock is convertible into one share of the Company's common stock at the option of the stockholder. The option may be exercised after one year from the date of issue, upon effective registration of the underlying common shares, or automatically upon the earlier of (1) the third anniversary of the date of issue, or (2) once the Company's common stock publicly trades above $6.00 per share for 10 consecutive trading days. The preferred stock has a liquidation preference of $4.00 per share.

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

Series C

During 1999, the Company sold 721,419 Series C convertible preferred stock to qualified investors at a price of

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

Series D

In April and May 1999, the Company sold 10,000 shares of its Series D convertible preferred stock to qualified investors at a price of $1,000 per share. The total proceeds of the Series D convertible preferred stock offering was $10,000,000. In connection with said offering, the Company issued warrants to acquire a total of 405,880 shares of the Company's common stock at $8.17 per share.

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

Series C

The Company recorded a beneficial conversion feature of $2,082,616 related to its Series C convertible preferred stock, which is being accreted over one year.

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

9.   STOCK-BASED COMPENSATION:
     -------------------------

Effective January 23, 1998, the Company adopted the 1998 Equity Incentive Plan
(Plan) under which 1,750,000 shares of common stock of the Company were authorized and reserved for use in the Plan. Effective August 23, 1999, the Company's board of directors and stockholders adopted an amendment whereby the total shares subject to the plan was increased to 8,000,000 shares. The Plan allows the issuance of incentive stock options, nonqualified stock options, stock bonuses, rights to purchase restricted stock, and stock appreciation rights. Incentive stock options become exercisable over either three or 4 year vesting schedules, depending on the specific option grant, and expire five years from the date of grant.

In addition to the incentive stock options granted under the Plan, the Company also granted non-qualified stock options to certain officers, directors, and other employees. Of the non-qualified options granted, certain options are exercisable immediately and others become exercisable over 5 to 10 years or upon meeting performance criteria, and expire one to ten years from the date of grant.

                                  Options Outstanding                                              Options Exercisable
                                               Weighted Average
                           Outstanding as of       Remaining       Weighted Average       Exercisable as of    Weighted Average
                                                                   ----------------       -----------------    ----------------
Range of Exercise Price       31-Dec-99        Contractual Life     Exercise Price            31-Dec-99         Exercise Price
-----------------------       ---------        ----------------     --------------            ---------         --------------
       1.94-2.13              2,641,898                    4.13               1.98            1,083,844                   1.98
       2.30-2.75              3,601,972                    3.06               2.38            1,699,840                   2.33
            4.99                230,000                    5.00               4.99                -                         -


                           Grant Price
                           compared to                      Weighted average               Weighted average
                           fair value                       exercise price                 fair value
                           -----------                      ----------------               -----------------
                             Exceeds                            4.99                         2.46

                             Less than                          2.33                         4.26


Stock option activity for the years ended December 31, 1999 and 1998, was as follows:

                                                     1999                           1998
                                        -----------------------------  ------------------------------
                                          Number        Weighted         Number          Weighted
                                            Of           Average           of             Average
                                          Shares      Exercise Price     Shares       Exercise Price
                                        ----------   ----------------  ----------    ----------------
   Outstanding, beginning of period      3,579,736         2.12            ---              ---
      Granted                            3,628,000         2.43         3,579,736           2.12
      Exercised                            (97,420)        2.30            ---              ---
      Canceled or expired                 (636,446)        2.52            ---              ---
                                        ----------      ----------     ----------       ----------
   Outstanding, end of period            6,473,870         2.39         3,579,736           2.12
                                        ==========      ==========     ==========       ==========
   Options vested at year-end            2,753,684         2.15           670,720           2.43
                                        ==========      ==========     ==========       ==========

The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). Compensation expense of $13,077,278 and $2,001,618 was recognized for stock-based compensation under APB 25 for the years ended December 31, 1999 and 1998, respectively. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which allows companies to continue following the accounting guidance of APB 25, but requires disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted.

The Company has elected SFAS 123 for disclosure purposes. Under SFAS 123, the fair value of each option granted has been estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: for 1999, risk-free interest rate of 4.43 to 6.32 percent, expected volatility of 80 percent, expected life of four to five years, and no expected dividends, for 1998, risk-free interest rate of 4.46 to 5.63 percent, expected volatility of 80 percent, expected life of four years, and no expected dividends. Had compensation expense been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                        1999        1998
                                                      --------    --------

          As reported:
            Net loss available to common
            stockholders                            (40,437,124) (5,274,832)
            Net loss per share - basic and diluted       $(3.44)     $(0.60)
          Pro Forma:

            Net loss available to common stockholders  (50,687,794)  (6,215,209)
            Net loss per share - basic and diluted           (4.31)        (.71)

10.  RELATED-PARTY TRANSACTIONS:
     ---------------------------

During 1998, despite suspension of agreement with Network System Technologies, Inc. (NST), (a related party) NST billed the Company $735,256 for the construction of wireless data transmission plants in Fresno, California, and in Tampa, Florida. Both transmission plants were completed and this amount was paid during the year ended December 31, 1998.

During 1998, the Company issued 708,997 shares of common stock to affiliates in exchange for services. The services were valued by management at the fair value of the common stock on the date of issuance.

11.  SUBSEQUENT EVENTS:
     ------------------

Effective March 1, 2000, the Company issued a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.01 per share to one investor as consideration for such investor having participated as the lead investor in the Company Series F convertible preferred stock financing.

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

Effective February 11, 2000, the Company acquired substantially all of the assets of Alternate Access, Inc. for a total purchase price of $4,131,624, of which $1,950,000 in cash and 684,431 shares of the Company's common stock. In connection with said transaction, the Company also obtained has the right to acquire up to 30% equity ownership in PDGT.COM, Inc. The Company has currently acquired a 21.8% interest for a cash consideration of $750,000.

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

Between March 7, 2000 and March 31, 2000, the Company effected a 1 to 1 exchange offer to its then Series D convertible preferred stockholders pursuant to which the Company issued a total of 4,440 shares of the Company's D-1 convertible preferred stock. The Company's Series D-1 convertible preferred stock has a par value of $0.01 per share and a dividend rate of 5 percent.

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

                                                          Amount
                                                        (unaudited)

Revenues                                               $   7,721,148
                                                       =============

Net loss                                               $ (29,392,196)
                                                       =============

Net loss applicable to common stockholders             $ (42,968,968)
                                                       =============

Per share net loss applicable to common
  stockholders-basic and diluted                               (3.59)
                                                       =============

Shares used in computing per share net

  loss applicable to common stockholders-basic
  and diluted                                             11,976,695
                                                       =============