Form 10QSB
period 2000-06-30
INFORUM COMMUNICATIONS INC
filed 2000-08-21
CIK 1059620

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal quarter ended June 30, 2000

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934      [NO FEE REQUIRED]
          For the transition period from ____________ to ____________

                       Commission file number   0-24687

                         INFORUM COMMUNICATIONS, INC.
             -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

     Colorado                                     84-1360029
----------------------------                      --------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

         600 South Cherry Street, Suite 400, Denver, Colorado    80246
       ----------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code:   (303) 316-0400

             ____________________________________________________
             (Former Name or Address if Changed Since Last Report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 18, 2000, the Company had 24,116,401 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes [ ] No [X]

                                     INDEX


PART I.  FINANCIAL INFORMATION
                                                                          Page
Item 1.   Financial Statements

Consolidated Balance Sheet as of June 30, 2000 (unaudited)                   4

Consolidated Statements of Operations for the three- and six-month
     periods ended June 30, 2000 and 1999                                    6

Consolidated Statements of Cash Flows for the six month periods
     ended June 30, 2000 and 1999                                            8

Notes to Consolidated Financial Statements                                  10

Item 2. Management's discussion and analysis of financial condition and results of operations

Results of Operations                                                       15

Income Taxes                                                                16

Liquidity and Capital Resources                                             16

Comprehensive Income                                                        17

Recently Issued Accounting Pronouncements                                   17

Year 2000 Issues                                                            17

Item 3.   Quantitative and Qualitative Disclosures about Market Risks       17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 19

Item 2.   Changes in Securities                                             19

Item 3.   Defaults Upon Senior Securities                                   19

Item 4.   Submission of Matters to a Vote of Security Holders               19

Item 5.   Other Information                                                 19

Item 6.   Exhibits and Reports on Form 8-K                                  19

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

                 INFORUM COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

       ASSETS                                     June 30, 2000
       ------                                    --------------
                                                   (unaudited)
CURRENT ASSETS:
  Cash                                             $ 4,890,987
  Accounts receivable, net                           1,326,458
  Prepaid expenses and other current assets            390,222
                                                  -------------

       Total current assets                          6,607,667

PROPERTY AND EQUIPMENT, net                          3,646,808

GOODWILL AND INTANGIBLE ASSETS, net of
  amortization of $4,630,047                        11,488,370

INVESTMENT IN SUBSIDIARY                               750,000
                                                  -------------

       Total assets                                $ 22,492,845
                                                  =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities         $ 2,028,098
  Deferred revenue                                   1,095,050
  Obligations under capital leases, current            702,204
  Dividends payable on preferred stock                 378,258
  Notes payable, current                                17,672
                                                  -------------

       Total current liabilities                     4,221,282

OBLIGATIONS UNDER CAPITAL LEASES, net of current       214,163

NOTES PAYABLE, net of current                            2,136
                                                 --------------
       Total liabilities                             4,437,581

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, Series A                862,462
  Convertible preferred stock, Series C              2,150,624
  Convertible preferred stock, Series D-1            1,137,261
  Convertible preferred stock, Series F             10,022,842
  Common stock                                          23,072
  Additional paid-in capital                        82,178,622
  Accumulated deficit                              (78,319,619)
                                                   ------------

       Total stockholders' equity                   18,055,264
                                                   ------------

       Total liabilities and stockholders' equity  $22,492,845
                                                   ------------


   The accompanying notes are an integral part of this consolidated balance sheet.

                   INFORUM COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999


                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                              -------------------- ----------------------
                            2000          1999        2000             1999
                            ----          ----        ----             -----
                                                      (Unaudited)
REVENUES                    $ 2,760,703   $  632,866  $  4,949,241     $  700,754

DIRECT COST OF SERVICES       1,062,697      400,798     1,971,785        431,046

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES     5,993,748    9,434,903     9,897,312     12,616,460

DEPRECIATION & AMORTIZATION   1,607,093      463,165     3,105,115        611,966
                            ------------   ----------   -----------    -----------
OPERATING LOSS               (5,902,835)  (9,666,000)  (10,024,971)   (12,958,718)

OTHER INCOME (EXPENSE):
  Net interest (expense)
     income                      22,671       63,203      (604,466)        66,098
  Loss on sale of
     fixed assets                     -            -      (614,869)    -
                             -----------  -----------    ----------    -----------

       Total other income
       (expense)                 22,671       63,203    (1,219,335)        66,098
                             -----------  -----------   -----------    -----------

NET LOSS BEFORE PROVISION FOR

  INCOME TAXES               (5,880,164)  (9,602,797)  (11,244,306)   (12,892,620)

PROVISION FOR INCOME TAXES            -            -             -              -
                             -----------  -----------   -----------    -----------

NET LOSS                     (5,880,164)  (9,602,797)  (11,244,306)   (12,892,620)

PREFERRED STOCK DIVIDENDS      (124,174)    (363,353)   (4,324,550)      (602,995)

ACCRETION OF BENEFICIAL
  CONVERSION FEATURE OF
  PREFERRED STOCK               (97,550) (11,284,096)  (16,760,489)   (11,422,538)
                             -----------  -----------   -----------    -----------

NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS       $(6,101,888)$(21,250,246)  $32,329,345)  $(24,918,153)
                             =========== ============  ============= ==============

NET LOSS PER SHARE-BASIC
  AND DILUTED               $      (.30)     $ (1.90)      $ (1.75)    $     (2.28)

SHARES USED IN COMPUTING
  NET LOSS                   20,261,863  11,201,882     18,512,512      10,915,340
PER SHARE-BASIC AND DILUTED  20,261,863  11,201,882     18,512,512      10,915,340

   The accompanying notes are an integral part of these consolidated statements.

                 INFORUM COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Six Months Ended
                                                    June 30,
                                          -----------------------------
                                              2000              1999
                                         --------------     ------------
                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $(11,244,306)       $(12,892,620)
  Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities-
       Common stock issued for services    2,628,092           9,124,545
       Depreciation and amortization       3,105,115             611,966
       Loss on disposal of property and
         equipment                           614,869                   -
       Imputed interest expense on
         convertible debt                    641,012                   -
       Changes in operating assets and
         liabilities, excluding effects
         of purchases of assets              (16,716)            258,121
                                       --------------         --------------

     Net cash used in operating
       activities                         (4,271,934)         (2,897,988)
                                       --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment   (1,627,876)           (342,226)
  Purchase of subsidiaries, net of
     cash acquired                        (2,858,722)         (4,072,174)
                                       --------------         --------------

     Net cash used in investing
       activities                         (4,486,598)         (4,414,400)
                                       --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of preferred
     stock, net of offering costs         11,898,266          14,924,143
  Proceeds from the issuance of common
     stock, net of offering costs            184,546             303,960
  Proceeds from the conversion of
     Series A warrants                             -             506,232
  Reimbursement of deposits on unissued
     shares                                        -             (50,000)
  Principal repayments of notes payable      (12,484)             (4,568)
  Principal payments on obligations under
     capital leases                         (368,791)            (26,498)
                                         ------------        --------------

     Net cash provided by financial
       activities                         11,701,537          15,653,269
                                         ------------         --------------

NET INCREASE IN CASH                       2,943,005           8,340,881

CASH, beginning of period                  1,947,982             512,925
                                         ------------          --------------

CASH, end of period                     $  4,890,987          $8,853,806
                                        =============          ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                $    115,538              $2,003


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
     Property and equipment acquired
       under capital leases             $    141,491               $    -
     Common stock issued for
       acquisitions                     $  1,745,329            $499,547


The accompanying notes are an integral part of these consolidated statements.

                INFORUM COMMUNICATIONS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   BASIS OF PRESENTATION AND NAME CHANGE:
     -------------------------------------

Prior to June 30, 1999, the consolidated financial statements were presented in accordance with Statement of Financial Accounting Standards ("SFAS")
No. 7, "Accounting and Reporting by Development Stage Enterprises."

As of April 26, 2000, pursuant to shareholder approval, SkyLynx
Communications, Inc. changed its name to Inforum Communications, Inc. (the "Company").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of the Company's management, these unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the three- and six-month periods ended June 30, 2000 and 1999. All such adjustments are of a normal, recurring nature.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," effective for the year ended December 31, 1998. This statement establishes standards for the reporting and presentation of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Aside from net loss, there are no other comprehensive income items for the three- and six-month periods ended June 30, 2000.

Recently Issued Accounting Pronouncements

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company intends to adopt the new accounting standard in the first quarter of 2001, but does not expect it to have a material effect on its financial statements.

In December 1999, the staff of SEC issued its Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies with an effective date of December 31, 2000. The Company does not expect it to have a material effect on its financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretations ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides clarification and guidance on applying Accounting Principles Board ("APB") No. 25. FIN No. 44 generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation.

3.   LIQUIDITY:
     ---------

The Company has incurred operating losses since inception, including the three- and six-month periods ended June 30, 2000 and 1999. At August 15, 2000, the Company had cash on hand of approximately $4.2 million. Although the Company believes that its current cash on hand plus the cash flow generated by its Internet service business will be sufficient to fund operations through the remainder of the fiscal year, if the Company chooses to pursue additional acquisitions, expand the range of Internet related services it offers, or otherwise changes its strategy, it will likely be required to issue additional equity or debt. There can be no assurance that such equity or debt financing will be available to the Company, or that it will be available on terms acceptable to the Company. Further, any additional equity financing may be dilutive to existing shareholders, and any debt financing may involve pledging all or some of the Company's existing assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. The Company has been advised by its independent certified public accountants that, if these matters have not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may be modified as to the Company's ability to continue as a going concern.

4.   PURCHASE OF ASSETS:
     ------------------

On February 11, 2000, the Company acquired substantially all of the capital stock of Alternate Access, Inc. The acquisition was accounted for as a purchase and has been reflected in the Company's consolidated financial statements from the date of acquisition. The consideration paid for this transaction consisted of $1.95 million in cash, 480,509 shares of the Company's common stock with a fair value of $1,531,624, and an additional 203,922 shares that have been escrowed for six months from the purchase date to secure any obligations of the seller. Goodwill and intangible assets resulting from the purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

In connection with the acquisition of Alternate Access, Inc., the Company also obtained the right to acquire up to 30% equity ownership in PDGT.COM, Inc. for a total purchase price of $1,150,000. On February 11, 2000, the Company acquired 419 shares of the outstanding capital stock of PDGT.COM for $750,000 for an equity ownership of 21.8%. This investment is accounted for under the equity method. The remaining 224 shares of the outstanding capital stock will be purchased by the Company for $400,000 ten days after the date PDGT.COM's revenues for the preceding month is equal to or exceeds $25,000. If PDGT.COM does not earn $25,000 in revenues within 12 months of the original purchase date, the agreement for the remaining 224 shares of capital stock terminates. As of June 30, 2000, PDGT.COM's revenues for the preceding month did not equal or exceed $25,000.

On February 11, 2000, the Company purchased certain assets of Planetlink Corporation, Inc. d/b/a Inforum Communications. The acquisition was accounted for as a purchase and has been reflected in the Company's consolidated financial statements from the date of acquisition. The consideration paid in this transaction consisted of $237,450 in cash, 67,045 shares of the Company's common stock with a fair value of $213,705, and an additional 7,449 shares that have been escrowed for one year from the purchase date to secure any obligations of the seller. Goodwill and intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

5.   PREFERRED STOCK:
     ---------------

Series D

In March 2000, the Company changed the conversion price of the issued and outstanding shares of Series D convertible stock from a floating rate with a floor of $3.00 per share to a fixed rate of $1.00 per share. This was effected by exchanging all of the outstanding shares of Series D convertible stock for an identical number of shares of Series D-1 convertible preferred stock. Other than the conversion price, the rights, preferences, and privileges of the Series D-1 convertible preferred stock are substantially the same as those of the Series D convertible preferred stock.

The Company recorded a beneficial conversion feature of $3,510,065 related to this exchange, which was fully accreted as of March 31, 2000.

Series F

In February 2000, the Company sold 15,316 shares of Series F convertible preferred stock for $1,000 per share.

The Company's Series F convertible preferred stock has a par value of $0.01 per share. Each share of preferred stock is convertible into 1,000 shares of the Company's common stock, subject to adjustments. The preferred stock may be converted at the option of the Series F investor or it will automatically convert upon the third anniversary of the date of issue. The preferred stock has a liquidation preference of $1,000 per share.

The Company recorded a beneficial conversion feature of $12,639,145 related to its Series F convertible preferred stock, which was fully accreted as of March 31, 2000.

On February 11, 2000, the Company issued two warrants to H.C. Wainwright, exercisable to purchase an aggregate of 500,000 shares of the Company's common stock at the following exercise prices: (i) with respect to 400,000 shares, an exercise price of $0.01 per share, in connection with their role as placement agent in the Series F convertible preferred stock financing; and
(ii) with respect to 100,000 shares, an exercise price of $3.00 per share, in connection with their role as placement agent in the November 1999 convertible loan transaction.

On March 1, 2000, the Company issued a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share to one investor as consideration for such investor having participated as the lead investor in the Series F convertible preferred stock financing. The fair value of this warrant, $3,741,756, is reflected as a dividend in the accompanying unaudited consolidated statements of operations for the six months ended June 30, 2000.

6.   COMMON STOCK OFFERINGS:
     ----------------------

On January 31, 1999, the Company issued and sold 263,158 units to one investor at a price of $1.90 per unit, for aggregate consideration of $500,000. Each unit sold in this offering consisted of one share of the Company's common stock, one warrant exercisable for three years to purchase one additional share of common stock at a price of $6.00 per share and one warrant exercisable for three years to purchase an additional share of common stock at an exercise price of $8.00 per share. Both warrants associated with the unit purchase made by the investor in January 31, 1999 were subsequently cancelled in 2000 and re-issued by the Company as a warrant to purchase 526,316 shares of common stock of the Company at an exercise price of $4.00, which expires three years from the date of the initial purchase of the units described above.

7.   SALE OF ASSETS:
     --------------

On February 8, 2000, the Company sold all of the assets of Inforum Communications (Sarasota), Inc., a wholly-owned subsidiary of the Company, to LineShark Communications, an affiliate of a major stockholder for $112,156. The Company also issued 164,300 options to employees of LineShark
Communications in connection with this transaction. The loss on the sale was approximately $453,000.

On March 7, 2000, the Company entered into a sublease assignment, assumption, and asset sale agreement with Sky Desk, Inc. an affiliate of a former employee. The Company sold all of the assets at the premises of the Network Operating Center in consideration for Sky Desk, Inc. assuming the lease on the premises and the liabilities for invoices related to those assets sold for which the Company had not yet paid. The loss on the sale was approximately $173,000.

8.   PRO FORMA RESULTS OF OPERATIONS:
     -------------------------------

The following pro forma condensed consolidated statement of operations for the six-month period ended June 30, 2000, includes the results of the Company and Alternate Access, Inc. as if the acquisition had occurred as of January 1, 2000.

The following pro forma condensed consolidated statement of operations for the six-month period ended June 30, 1999, includes the results of the Company and Interaccess Corporation, Simply Internet, Inc., Net Asset, LLC, CalWeb Internet Services, Inc., Inficad Computing and Design, LLC, and Alternate Access, Inc. as if the acquisitions had occurred as of January 1, 1999.

The pro forma condensed consolidated statements of operations may not be comparable to, and may not be indicative of, the Company's post-acquisition results of operations.

                                                Six Months Ended
                                                    June 30,
                                          -----------------------------
                                              2000              1999
                                         --------------     ------------
Revenue                                  $   5,136,041      $   3,211,080
Net loss available to common stockholders  (32,522,241)       (26,956,716)
Net loss per share-basic and diluted             (1.75)             (2.31)
Shares used in computing net loss per
  share-basic and diluted                   18,620,758         11,651,488


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     For the three and six-month periods ended June 30, 2000, the Company's revenues from operations increased to $2,760,703 and $4,949,241, respectively, from $632,866 and $700,754, respectively, for the three and six-month periods ended June 30, 1999. These increases were primarily the result of the acquisition of ten Internet Service Providers ("ISP's") between January 1, 1999 and February 11, 2000 and the customer and revenue growth experienced by those businesses during the six-month period ended June 30, 2000. The Company's revenues from operations consist primarily of customer revenues received for Internet access services, equipment set-up and installations, web hosting and design services and security related services. The Company earns access revenues primarily from subscriptions from its customers for Internet connection and access. The subscription fees paid by customers vary among the Company's ISP's and by the billing plans offered by a particular ISP.

      For the three and six-month periods ended June 30, 2000, the cost of revenues increased to $1,062,697 and $1,971,785, respectively, from $400,798 and $431,046, respectively, for the three and six-month periods ended June 30, 1999. Cost of revenues consists primarily of data transport and backhaul charges paid to various telecommunications providers in order to provide Internet services to customers.

     For the three and six-month periods ended June 30, 2000, selling, general and administrative expenses decreased to $5,993,748 and $9,897,312, respectively, from $9,434,903 and $12,616,460, respectively, for the three and six-month periods ended June 30, 1999. Included in the selling, general, and administrative expenses for the six-month period ended June 30, 2000, are non-cash charges of $2,628,092, resulting from the vesting of stock options granted to certain officers of the Company, from the issuance of stock options and common stock warrants to consultants and professional services vendors and from the issuance of common stock warrants to the Company's placement agent in connection with the Series F convertible preferred stock financing. For the six-month period ended June 30, 1999, selling, general and administrative expenses included non-cash charges of $7,932,275, related to grants of common stock to certain officers and directors of the Company and to the vesting of stock options granted to certain officers of the Company. The Company's primary ongoing operating costs include employee salaries and benefits, non-capital equipment costs, office rent and utilities, customer service and technical support costs and the sales and marketing costs associated with acquiring new customers, including bonuses, sales commissions and advertising. The increases incurred in these costs for the three and six-month periods ended June 30, 2000 were primarily the result of the costs associated with the acquisition of two ISP's during the period, the ongoing operating costs associated with the existing customer base of the Company's ISP operations, the costs associated with the growth of the Company's customer and revenue base and the costs associated with providing additional services to existing and new customers.

For the three and six-month periods ended June 30, 2000, depreciation and amortization increased to $1,607,093 and $3,105,115, respectively, from $463,165 and $611,966, respectively, for the three and six-month periods ended June 30, 1999. This increase was primarily the result of depreciation of fixed assets and amortization of goodwill associated with the Company's acquired ISP operations.

     For the three-month period ended June 30, 2000, other expenses included a gain of $22,671 as compared to a gain of $63,203 for the three-month period ended June 30, 1999. For the six-month period ended June 30, 2000, other expenses were $1,219,335 as compared to a gain of $66,098 for the six-month period ended June 30, 1999. Included in other expenses for the six-month period ended June 30, 2000 are interest expense of $604,466 and a loss on the sale of fixed assets of $614,869, of which $452,911 was a non-cash charge associated with the cancellation and re-issuance of stock options to three former employees who are officers or directors of an entity that acquired certain fixed assets from the Company.

     The Company's activities for the three and six-month periods ended June 30, 2000 resulted in a net loss of $5,880,164 and $11,244,306, respectively, as compared to a net loss of $9,602,797 and $12,892,620, respectively, for the three and six-month period ended June 30, 1999.

     For the six-month period ended June 30, 2000, the net cash used by the Company in operating activities was $4,271,934. Net cash used in investing activities by the Company for the period was $4,486,598, of which $2,858,722 was related to the Company's acquisition of the capital stock of Alternate Access, Inc., the acquisition of the assets of Planetlink Corporation, Inc. d/b/a Inforum Communications and the acquisition of 21.8% of the equity ownership of PDGT.COM. Net cash provided by the Company's financing activities for the period was $11,701,537, resulting primarily from the sale and issuance of the Company's Series F convertible preferred stock. These activities resulted in a net increase in the Company's cash position of $2,943,005.

Income Taxes

     The Company has concluded that there exists substantial doubt as to the recoverability of its deferred tax assets. As a result, the Company has recorded a full valuation allowance against those deferred tax assets. The Company's view as to the ultimate recoverability of its deferred tax assets may change in the near term based principally upon the successful execution of its business plan.

Liquidity and Capital Resources

     The Company funds its working capital requirements principally from the proceeds of private equity financings and from internally generated funds from its ISP operations. During the six-month period ended June 30, 2000, the Company raised $13,366,000 through the sale of its Series F convertible preferred stock. The Company has used the proceeds of this financing to fund the cash portion of two acquisitions, as well as to fund the Company's operating deficits.

     The Company anticipates that its current cash on hand plus the cash flow from its ISP operations will be sufficient to fund existing operations through the remainder of the fiscal year. However, the Company expects to expand the range of Internet related services it offers, such as security services and web hosting and design services, and to possibly make additional acquisitions. These activities will likely require the use of the Company's cash on hand, cash from the ISP operations and the issuance of additional equity, debt or both. There can be no assurance that such equity or debt financing will be available to the Company, or, if available, on terms acceptable to the Company. Any additional equity financing may be dilutive to our existing shareholders and any debt financing may involve pledging some or all of our assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If the Company is unable to obtain necessary additional capital, it may not be able to fully execute its business strategy or may be required to reduce its operations, which could have a material adverse effect on its business, financial condition or results of operations.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," effective for the year ended December 31, 1998. This statement establishes standards for the reporting and presentation of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Aside from net loss, there are no other comprehensive income items for the three- and six-month periods ended June 30, 2000.

Recently Issued Accounting Pronouncements

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company intends to adopt the new accounting standard in the first quarter of 2001, but does not expect it to have a material effect on its financial statements.

In December 1999, the staff of the SEC issued its Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies with an effective date of December 31, 2000. The Company does not expect it to have a material effect on its financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretations ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides clarification and guidance on applying Accounting Principles Board ("APB") No. 25. FIN No. 44 generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000.

Year 2000 Issues

     Many existing computer systems and applications currently use two-digit date fields to designate a particular year. Date sensitive systems and applications may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the year 2000 issue may cause computer systems and applications to incorrectly process critical information and operational information. During 1999, the Company undertook an effort to identify and correct any potential year 2000 issues that may have existed with its information systems, suppliers and facilities. As of the date of this report, the year 2000 issue has not materially affected the Company's business. The Company intends to continue to monitor the impact of the year 2000 issue on its business throughout the year ended December 31, 2000.
There can be no assurance that the year 2000 issue will not adversely affect the Company's business, financial condition or result of operations in future periods.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Market risks represent the risk of loss that may impact the Company's financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is exposed to market risks from changes in United States interest rates. Changes in the level of interest rates would not have a material effect on the Company's financial position, as the Company's borrowings are not material. Historically, and as of June 30, 2000, the Company has not used derivative instruments or engaged in hedging activities.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     None other than as previously disclosed.

Item 2.   Changes in Securities

     See Notes 5 and 6 to Financial Statements.

Item 3.   Default Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     Exhibits:

     None.

     Reports on Form 8-K:

     Current Report on Form 8-K dated February 11, 2000
          Item 2:  Acquisition of Assets
          Item 7:  Financial Statements and Exhibits

     Current Report on Form 8-K dated April 26, 2000
          Item 5:  Other Events

                                  SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INFORUM COMMUNICATIONS, INC.



Dated: August 21, 2000        By:  /s/ Jeffery A. Mathias
                                   -----------------------------------
                                   Jeffery A. Mathias, President

Dated: August 21, 2000        By:  /s/ James Maurer
                                   -----------------------------------
                                   James Maurer, Chief Financial Officer