Form 10QSB
period 2000-09-30
INFORUM COMMUNICATIONS INC
filed 2000-11-20
CIK 1059620

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the fiscal quarter ended September 30, 2000

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934      [NO FEE REQUIRED]
             For the transition period from _________ to _________

                       Commission file number   0-24687

                         INFORUM COMMUNICATIONS, INC.
                        ___________________________
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                              84-1360029
 ________________________________           ______________________________
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

        600 South Cherry Street, Suite 400, Denver, Colorado    80246
       ______________________________________________________________
           (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code:   (303) 316-0400
          _______________________________________________________
             (Former Name or Address if Changed Since Last Report)

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

As of November 20, 2000, the Company had 24,247,741 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes [ ] No [X]

                              INDEX


PART I.  FINANCIAL INFORMATION
                                                                    PAGE
Item 1.   Financial Statements

     Consolidated Balance Sheet as of September 30, 2000 (unaudited)  4

     Consolidated Statements of Operations for the three- and nine-
      month periods ended September 30, 2000 and 1999                 6

     Consolidated Statements of Cash Flows for the nine
      month periods ended September 30, 2000 and 1999                 8

     Notes to Consolidated Financial Statements                       10

Item 2. Management's discussion and analysis of financial condition and results of operations

     Changes of Business Strategy                                     18

     Results of Operations                                            19

     Income Taxes                                                     21

     Liquidity and Capital Resources                                  21

     Comprehensive Income                                             22

     Recently Issued Accounting Pronouncements                        22

     Year 2000 Issues                                                 23

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings                                      24

Item 2.        Changes in Securities                                  24

Item 3.        Defaults Upon Senior Securities                        24

Item 4.        Submission of Matters to a Vote of Security Holders    24

Item 5.        Other Information                                      24

Item 6.        Exhibits and Reports on Form 8-K                       24

ITEM 1.     FINANCIAL STATEMENTS

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Form 10-QSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, particularly in view of the Company's early state of operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


                 INFORUM COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                 _____________________________________________

                              ASSETS              September 30, 2000
                              ______              __________________
                                                      (unaudited)
CURRENT ASSETS:
     Cash                                         $      2,211,527
     Accounts receivable, net of allowance for
          doubtful accounts of $279,523                  1,088,991
     Prepaid expenses and other current assets             342,887
     Assets held for sale                                  240,000
                                                  __________________
               Total current assets                      3,883,405

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $2,030,187                          3,316,339

GOODWILL AND INTANGIBLE ASSETS, net of accumulated
     amortization of $5,872,007                         10,775,582

INVESTMENT IN SUBSIDIARY                                   400,000

OTHER ASSETS                                               234,090
                                                  __________________
                    Total assets                      $ 18,609,416
                                                  __________________

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ____________________________________
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities     $      1,472,729
     Deferred revenue                                    1,001,495
     Obligations under capital leases, current             463,952
     Dividends payable on preferred stock                  478,191
     Notes payable, current                                 11,169
                                                    ______________
                    Total current liabilities            3,427,536

OBLIGATIONS UNDER CAPITAL LEASES, net of current           169,341
                                                    ______________
                    Total liabilities                    3,596,877



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, Series A                821,434
     Convertible preferred stock, Series C              2,150,624
     Convertible preferred stock, Series D-1            1,137,261
     Convertible preferred stock, Series F              9,535,912
     Common stock                                          23,788
     Additional paid-in capital                        83,681,910
     Accumulated deficit                              (82,338,390)
                                                   _______________
        Total stockholders' equity                     15,012,539
                                                   _______________
        Total liabilities and stockholders' equity   $ 18,609,416
                                                   _______________


The accompanying notes are an integral part of this consolidated balance sheet.


               INFORUM COMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
  _______________________________________________________________________
                              Three Months Ended    Nine Months Ended
                               September 30,           September 30,
                            __________________       _________________
                              2000       1999          2000        1999
                              ____       ____          ____        ____
                                                          (unaudited)
REVENUES                 $ 2,396,822  $1,548,322   $7,346,063   $2,249,076

DIRECT COST OF SERVICES      854,823     381,168    2,826,608      812,214

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES  3,096,008   3,891,827   12,993,320   16,508,287

LOSS ON IMPAIRMENT OF ASSETS 647,255         -        647,255          -


DEPRECIATION, AMORTIZATION 1,701,338     959,126    4,806,453    1,571,092
                          __________  __________  ___________  ___________
OPERATING LOSS            (3,902,602) (3,683,799) (13,927,573) (16,642,517)

OTHER INCOME (EXPENSE):
 Net interest (expense) income(2,863)     38,206     (607,329)     104,304
 Loss on sale of fixed assets    -           -       (614,869)         -
                          __________  __________  ____________  __________
 Total other income (expense) (2,863)     38,206   (1,222,198)     104,304
                          __________  __________  ____________  __________

NET LOSS BEFORE PROVISION FOR
     INCOME TAXES         (3,905,465) (3,645,593) (15,149,771) (16,538,213)

PROVISION FOR INCOME TAXES      -            -           -             -

                          __________  __________  ____________  ___________
NET LOSS                  (3,905,465) (3,645,593) (15,149,771) (16,538,213)

PREFERRED STOCK DIVIDENDS   (113,307)   (353,476)  (4,437,857)    (956,471)

ACCRETION OF BENEFICIAL
  CONVERSION FEATURE OF
  PREFERRED STOCK               -       (599,791) (16,760,489)(12,022,329)
                         ___________  __________  ____________  ___________


NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS $ (4,018,772) $(4,598,860) $(36,348,117)$(29,517,013)
                      _____________ ___________  ____________  ___________
NET LOSS PER SHARE-BASIC
  AND DILUTED         $       (.17)$      (0.40) $      (1.80)$      (2.62)

SHARES USED IN COMPUTING
  NET LOSS - BASIC AND
  DILUTED               23,614,987    11,628,774    20,225,751  11,278,104



The accompanying notes are an integral part of these consolidated  statements.


               INFORUM COMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               _____________________________________________

                                                   Nine Months Ended
                                                     September 30,
                                                  ____________________
                                                  2000           1999
                                                  ____________________
                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                  $(15,149,771) $(16,538,213)
     Adjustments to reconcile net loss to net
       cash used in operating activities-
          Common stock issued for services        2,813,755     9,354,545
          Depreciation and amortization           4,806,453     1,571,092
               Loss on sale of fixed assets         614,869          -
               Imputed interest expense on
                  convertible debt                  641,012          -
               Loss on impairment of assets         647,255          -
               Changes in operating assets and
                  liabilities, excluding effects
                  of purchases of assets           (738,346)      458,757
                                                ____________   __________
     Net cash used in operating activities       (6,364,773)   (5,153,819)
                                                ____________   __________
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment       (1,921,523)   (8,154,382)
     Purchase of subsidiaries, net of cash
       acquired                                  (2,920,893)   (1,237,026)
                                                ____________   ___________
       Net cash used in investing activities     (4,842,416)   (9,391,408)
                                                ____________   ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of preferred
       stock, net of offering costs              11,898,266    15,156,688
     Proceeds from the issuance of common
       stock, net of offering costs                 184,546       572,000
     Proceeds from the conversion of Series A
       warrants                                        -          622,170
     Reimbursement of deposits on unissued shares      -          (50,000)
     Principal repayments of notes payable          (21,123)       (4,568)
     Principal payments on obligations under
       capital leases                              (590,955)      (25,000)
                                                 ___________   ___________
       Net cash provided by financing activities  11,470,734   16,271,290
                                                 ___________   ___________
NET INCREASE IN CASH                                 263,545    1,726,063

CASH, beginning of period                          1,947,982       512,925
                                                 ____________   __________
CASH, end of period                              $ 2,211,527   $ 2,238,988
                                                 ____________   __________
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                         $   159,157   $     2,003

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
       Property and equipment acquired under
         capital leases                          $   163,400   $      -
     Common stock issued for acquisitions        $ 1,745,329   $ 3,520,027



      The accompanying notes are an integral part of these consolidated statements.

              INFORUM COMMUNICATIONS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                ___________________________________________


1.  BASIS OF PRESENTATION AND NAME CHANGE:
    _____________________________________

Prior to June 30, 1999, the consolidated financial statements were presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

As of April 26, 2000, pursuant to shareholder approval, SkyLynx
Communications, Inc. changed its name to Inforum Communications, Inc. (the "Company").

The Company and the Board of Directors have determined that it is in the best interest of the Company's shareholders to substantially alter its business plan going forward, by focusing its future efforts solely on the continued development of its Internet security business. To that end, the Company has determined to divest its Internet Service Provider ("ISP") assets, as well as certain other non-core assets, and to use the expected proceeds from these sales to fund the ongoing capital requirements of the Internet security business (see "Liquidity").

The Company anticipates that the sale of its ISP assets will have a material adverse impact on the Company's revenues for an undetermined period of time. Currently, the Company obtains all of its revenues from its ISP operations. While the Company believes that the new business strategy presents an attractive opportunity, it should be noted that the Company's Internet security business is still in the development stage and currently generates no revenues. Further, the Company does not expect that its Internet security business will generate revenues before the end of the fiscal year.

To date, the Company has taken active steps to divest its ISP assets. The Company has engaged the services of a broker to assist in the sale of these assets and is actively engaged in the process of marketing the assets to potential buyers. However, it should be noted that the Company cannot completely control the timing of the sale of the ISP assets, and that there may be resultant delays or lags that prevent the Company from focusing entirely on the new business strategy until such time as the ISP assets are sold. Further, any proposed sale of the ISP assets which constitutes a sale of substantially all of the Company's assets requires prior approval by the Company's shareholders. The Company and the Board of Directors expect to present any proposal that would constitute such a sale to the shareholders for their approval and believe that they would be able to obtain the required votes for approval. However, there can be no assurance that this will be the case.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    __________________________________________

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of the Company's management, these unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three- and nine-month periods ended September 30, 2000 and 1999. All such adjustments are of a normal, recurring nature.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB.

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," effective for the year ended December 31, 1998. This statement establishes standards for the reporting and presentation of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Aside from net loss, there are no other comprehensive income items for the three- and nine-month periods ended September 30, 2000.

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

In December 1999, the staff of SEC issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. The Company will adopt SAB No. 101 in the quarter ended December 31, 2000 and does not expect this accounting bulletin to have a material effect on its financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides clarification and guidance on applying Accounting Principles Board ("APB") No. 25. FIN No. 44 generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. The Company's adoption of FIN No. 44 did not have a material impact on its financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is indicated when the carrying amount of the asset is greater than amounts recoverable from future undiscounted cash flow.

RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to current period presentation.

3.  LIQUIDITY:
    _________

The Company funds its working capital requirements principally from the proceeds of private equity financings and from internally generated funds from its ISP operations. During the nine-month period ended September 30, 2000, the Company raised $13,366,000 through the sale of its series F convertible preferred stock. The Company has used the proceeds of this financing to fund the cash portion of two acquisitions, as well as to fund the Company's operating deficits.

The Company has incurred operating losses since inception, including the three- and nine-month periods ended September 30, 2000 and 1999. At November 14, 2000, the Company had approximately $1,100,000 in cash on hand. The Company anticipates that its current cash on hand plus the cash flow from its ISP operations will be sufficient to fund existing operations through the remainder of the fiscal year. However, the Company expects that its cash on hand will not be sufficient to meet its financial obligations beyond that time. The Company plans to meet its capital requirements for the execution of its Internet security business plan initially through the sale of certain non-core assets and eventually through the sale of its ISP operations. The Company believes that the expected proceeds from the contemplated dispositions of assets will be sufficient to fund its capital requirements for the following fiscal year, though there can be no assurance that this will be the case. There also can be no assurance that the Company will be able to consummate the sales of these assets on acceptable terms, in a timely manner, or at all.

On November 16, 2000, the Company entered into a letter of intent with two of its shareholders to provide the Company with a standby debt facility in the event that the Company is unable to consummate its planned asset dispositions in a manner that allows it to continue to meet its financial obligations. The letter of intent proposes for the parties to enter into an agreement to provide up to $2,000,000 in unsecured debt financing to the Company for a period of up to nine months. Other terms and conditions of the proposed facility are subject to the negotiation and documentation of a final agreement.

If the Company is unable to obtain sufficient additional capital through the anticipated disposal of non-core and ISP assets, it may be required to seek additional capital through either equity or debt financing beyond that provided by the standby debt facility described above. There can be no assurance that such equity or debt financing will be available to the Company, or, if available, on terms or timing acceptable to the Company. Further, any additional equity financing may be dilutive to our existing shareholders and any debt financing may involve pledging some or all of our assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If the Company is unable to obtain the necessary additional capital through any of the above-described means, it may not be able to execute its Internet security business strategy and may be required to substantially reduce its ISP operations, which could have a material adverse effect on its financial condition or results of operations. The Company has been advised by its independent certified public accountants that, if these matters have not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may be modified as to the Company's ability to continue as a going concern.

4.  PURCHASE OF ASSETS:
    __________________

On February 11, 2000, the Company acquired substantially all of the capital stock of Alternate Access, Inc. The acquisition was accounted for as a purchase and has been reflected in the Company's consolidated financial statements from the date of acquisition. The consideration paid for this transaction consisted of $1.95 million in cash, 480,509 shares of the Company's common stock with a fair value of $1,531,624, and an additional 203,922 shares that have been escrowed for six months from the purchase date to secure any obligations of the seller. The escrowed shares have not been released due to finalization of post closing adjustments. Goodwill and intangible assets resulting from the purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

In connection with the acquisition of Alternate Access, Inc., the Company also obtained the right to acquire up to 30% equity ownership in PDGT.COM, Inc. for a total purchase price of $1,150,000. On February 11, 2000, the Company acquired 419 shares of the outstanding capital stock of PDGT.COM for $750,000 for an equity ownership of 21.8%. This investment is accounted for under the equity method. The remaining 224 shares of the outstanding capital stock will be purchased by the Company for $400,000 ten days after the date PDGT.COM's revenues for the preceding month is equal to or exceeds $25,000. If PDGT.COM does not earn $25,000 in revenues within 12 months of the original purchase date, the agreement for the remaining 224 shares of capital stock terminates. As of September 30, 2000, PDGT.COM's revenues for the preceding month did not equal or exceed $25,000. On November 6, 2000, the Company negotiated a new agreement and entered into a letter of intent to purchase the remaining 78.2% ownership interest for $125,000. During the third quarter, the Company recorded an impairment totaling $350,000 to reduce the initial investment to its carrying value. Management anticipates a fourth quarter closing.

On February 11, 2000, the Company purchased certain assets of Planetlink Corporation, Inc. d/b/a/ Inforum Communications. The acquisition was accounted for as a purchase and has been reflected in the Company's consolidated financial statements from the date of acquisition. The consideration paid in this transaction consisted of $237,450 in cash, 67,045 shares of the Company's common stock with a fair value of $213,705, and an additional 7,449 shares that have been escrowed for one year from the purchase date to secure any obligations of the seller. Goodwill and intangible assets resulting from the asset purchase are stated net of accumulated amortization, and amortization is provided using the straight-line method over three years.

5.  PREFERRED STOCK:
    _______________

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

The Company recorded a beneficial conversion feature of $3,510,065 related to this exchange, which was fully accreted as of March 31, 2000. The total excess of the fair value of the conversion feature of the Series D-1 convertible preferred stock over that of the Series D convertible preferred stock was $11,100,000.

SERIES F

In February 2000, the Company sold 15,316 shares of Series F convertible preferred stock for an aggregate purchase price of $15,316,000 ($1,000 per share), which includes the issuance of 1,950 shares of Series F convertible preferred stock associated with the conversion of an aggregate principal amount of 1,950,000 convertible promissory notes issued by the Company in November 1999.

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

The Company recorded a beneficial conversion feature of $12,639,145 related to its Series F convertible preferred stock, which was fully accreted as of March 31, 2000. The total excess of fair value over the conversion price of the date of grant was $30,632,000.

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

On March 1, 2000, the Company issued a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share to one investor as consideration for such investor having participated as the lead investor in the Series F convertible preferred stock financing. The fair value of this warrant, $3,741,756, is reflected as a dividend in the accompanying unaudited consolidated statements of operations for the nine months ended September 30, 2000.

6.  COMMON STOCK OFFERINGS:
    ______________________

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

7.  SALE OF ASSETS:
    ______________

On February 8, 2000, the Company sold all of the assets of Inforum Communications (Sarasota), Inc., a wholly owned subsidiary of the Company, to LineShark Communications, an affiliate of a major stockholder for $112,156. The Company also issued 164,300 options to employees of LineShark
Communications in connection with this transaction. The loss on the sale was approximately $453,000.

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

On September 5, 2000, the Company entered into a letter of intent to sell certain assets including accounts receivable, prepaids, property and customer lists of Interaccess Corporation with an anticipated fourth quarter closing date. Management believes this property is a non-strategic asset that does not fit into the geographic region of concentration. During the third quarter, the Company recorded a loss on impairment totaling $297,255 to record these assets at fair value less estimated cost to sell. As of September 30, 2000, these assets are classified in the accompanying balance sheet as assets held for sale. The results of operations for the nine-month period ended September 30, 2000 for the assets held for sale are as follows:


Revenues                                           $186,000
Direct Cost of Services                             100,000
Selling, General and Administrative Expenses        266,000
Depreciation and Amortization                       166,000
Other Expense                                         9,000


8.  PRO FORMA RESULTS OF OPERATIONS:
    _______________________________

The following pro forma condensed consolidated statement of operations for the nine-month period ended September 30, 2000, includes the results of the Company and Alternate Access, Inc. as if the acquisition had occurred as of January 1, 2000.

The following pro forma condensed consolidated statement of operations for the nine-month period ended September 30, 1999, includes the results of the Company and Interaccess Corporation, Simply Internet, Inc., Net Asset, LLC, CalWeb Internet Services, Inc., Inficad Computing and Design, LLC, and Alternate Access, Inc. as if the acquisitions had occurred as of January 1, 1999.

The pro forma condensed consolidated statements of operations may not be comparable to, and may not be indicative of, the Company's post-acquisition results of operations.


                                               Nine-Month Period Ended
                                                    September 30,
                                                  2000         1999
                                               __________  ___________
Revenue                                       $ 7,532,978  $ 3,710,151
Net loss available to common stockholders     (36,256,994) (27,272,383)
Net loss per share-basic and diluted                (1.79)       (2.31)
Shares used in computing net loss per
  share-basic and diluted                      20,297,652   11,784,688


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGE OF BUSINESS STRATEGY

     The Company and the Board of Directors have determined that it is in the best interest of the Company's shareholders to substantially alter its business plan going forward, by focusing its future efforts solely on the continued development of its Internet security business. To that end, the Company has determined to divest its Internet Service Provider ("ISP") assets, as well as certain other non-core assets, and to use the expected proceeds from these sales to fund the ongoing capital requirements of the Internet security business (see "Liquidity and Capital Resources"). The decision to make this change in business strategy was driven primarily by the following two beliefs:

       (i) That current and expected future capital market conditions surrounding the ISP industry would ultimately prevent the Company from executing its prior business strategy and from achieving the necessary scale to become self-sustaining; and

       (ii) That the opportunity presented by the Internet security business provides the Company and its shareholders with a greater likelihood of achieving a higher rate of return than the prior business strategy due to current and anticipated market conditions, and that the Company has a greater likelihood of executing the new business strategy successfully.

     The Company anticipates that the sale of its ISP assets will have a material adverse impact on the Company's revenues for an undetermined period of time. Currently, the Company obtains all of its revenues from its ISP operations. While the Company believes that the new business strategy presents an attractive opportunity, it should be noted that the Company's Internet security business is still in the development stage and currently generates no revenues. Further, the Company does not expect that its Internet security business will generate revenues before the end of the fiscal year.

     To date, the Company has taken active steps to divest its ISP assets.
The Company has engaged the services of a broker to assist in the sale of these assets and is actively engaged in the process of marketing the assets to potential buyers. However, it should be noted that the Company cannot completely control the timing of the sale of the ISP assets, and that there may be resultant delays or lags that prevent the Company from focusing entirely on the new business strategy until such time as the ISP assets are sold. Further, any proposed sale of the ISP assets which constitutes a sale of substantially all of the Company's assets requires prior approval by the Company's shareholders. The Company and the Board of Directors expect to present any proposal that would constitute such a sale to the shareholders for their approval and believe that they would be able to obtain the required votes for approval. However, there can be no assurance that this will be the case.

RESULTS OF OPERATIONS

     For the three and nine-month periods ended September 30, 2000, the Company's revenues from operations increased to $2,396,822 and $7,346,063, respectively, from $1,548,322 and $2,249,076, respectively, for the three and nine-month periods ended September 30, 1999. These increases were primarily the result of the acquisition of ten ISP's between January 1, 1999 and February 11, 2000 and the revenue growth experienced by those businesses during the nine-month period ended September 30, 2000. The Company's revenues from operations consist primarily of customer revenues received for Internet access services, equipment set-up and installations, web hosting and design services and security related services. The Company earns access revenues primarily from subscriptions from its customers for Internet connection and access. The subscription fees paid by customers vary among the Company's ISP's and by the billing plans offered by a particular ISP.

      For the three and nine-month periods ended September 30, 2000, the cost of revenues increased to $854,823 and $2,826,608, respectively, from $381,168 and $812,214, respectively, for the three and nine-month periods ended September 30, 1999. Cost of revenues consists primarily of data transport and backhaul charges paid to various telecommunications providers in order to provide Internet services to customers.

     For the three and nine-month periods ended September 30, 2000, selling, general and administrative expenses decreased to $3,096,008 and $12,993,320, respectively, from $3,891,827 and $16,508,287, respectively, for the three and nine-month periods ended September 30, 1999. Included in the selling, general, and administrative expenses for the nine-month period ended September 30, 2000, are non-cash charges of $2,813,755, resulting from the vesting of stock options granted to certain officers of the Company, from the issuance of stock options and common stock warrants to the Company's consultants and professional services vendors and from the issuance of common stock warrants to the Company's placement agent in connection with the Series F convertible preferred stock financing. For the nine-month period ended September 30, 1999, selling, general and administrative expenses included non-cash charges of $9,354,545, related to grants of common stock to certain officers and directors of the Company and to the vesting of stock options granted to certain officers of the Company. The Company's primary ongoing operating costs include employee salaries and benefits, non-capital equipment costs, office rents and utilities, customer service and technical support costs and the sales and marketing costs associated with acquiring new customers, including employee and consultant bonuses, sales commissions and advertising. The increases incurred in these costs for the three and nine-month periods ended September 30, 2000 were primarily the result of the costs associated with the acquisition of two ISP's during the nine-month period, the ongoing operating costs associated with the existing customer base of the Company's ISP operations, the costs associated with the growth of the Company's customer and revenue base and the costs associated with providing additional services to existing and new customers.

     For the three-month period ended September 30, 2000, the Company recorded a loss on impairment of assets of $647,255. Included in this loss was an impairment of $350,000 in the Company's investment in PDGT.COM to reduce that asset to its carrying value and an impairment of $297,255 in the assets of Interaccess Corporation to record those assets at their fair value less the expected cost to sell them.

     For the three and nine-month periods ended September 30, 2000, depreciation and amortization increased to $1,701,338 and $4,806,453, respectively, from $959,126 and $1,571,092, respectively, for the three and nine-month periods ended September 30, 1999. This increase was primarily the result of depreciation of fixed assets and amortization of goodwill associated with the Company's acquired ISP operations.

      For the three-month period ended September 30, 2000, other expenses included an expense of $2,836 as compared to a gain of $38,206 for the three-month period ended September 30, 1999. For the nine-month period ended September 30, 2000, other expenses were $1,222,198 as compared to a gain of $104,304 for the nine-month period ended September 30, 1999. Included in other expenses for the nine-month period ended September 30, 2000 are interest expense of $607,329 and a loss on the sale of fixed assets of $614,869, of which $452,911 was a non-cash charge associated with the cancellation and re-issuance of stock options to three former employees who are officers or directors of an entity that acquired certain fixed assets from the Company.

     The Company's activities for the three and nine-month periods ended September 30, 2000 resulted in a net loss of $3,905,465 and $15,149,771, respectively, as compared to a net loss of $3,645,593 and $16,538,213, respectively, for the three and nine-month periods ended September 30, 1999.

     For the nine-month period ended September 30, 2000, the net cash used by the Company in operating activities was $6,364,773. Net cash used in investing activities by the Company for the period was $4,842,416, of which $2,920,893 was related to the Company's acquisition of the capital stock of Alternate Access, Inc., the acquisition of the assets of Planetlink Corporation, Inc. d/b/a Inforum Communications and the acquisition of 21.8% of the equity ownership of PDGT.COM. Net cash provided by the Company's financing activities for the period was $11,470,734, resulting primarily from the sale and issuance of the Company's Series F convertible preferred stock. These activities resulted in a net increase in the Company's cash position of $263,545.



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

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its working capital requirements principally from the proceeds of private equity financings and from internally generated funds from its ISP operations. During the nine-month period ended September 30, 2000, the Company raised $13,366,000 through the sale of its Series F convertible preferred stock. The Company has used the proceeds of this financing to fund the cash portion of two acquisitions, as well as to fund the Company's operating deficits.

     At November 14, 2000, the Company had approximately $1,100,000 in cash on hand. The Company anticipates that its current cash on hand plus the cash flow from its ISP operations will be sufficient to fund existing operations through the remainder of the fiscal year. However, the Company expects that its cash on hand will not be sufficient to meet its financial obligations beyond that time. The Company plans to meet its capital requirements for the execution of its Internet security business plan initially through the sale of certain non-core assets and eventually through the sale of its ISP operations. The Company believes that the expected proceeds from the contemplated dispositions of assets will be sufficient to fund its capital requirements for the following fiscal year, though there can be no assurance that this will be the case. There also can be no assurance that the Company will be able to consummate the sales of these assets on acceptable terms, in a timely manner, or at all.

     On November 16, 2000, the Company entered into a letter of intent with two of its shareholders to provide the Company with a standby debt facility in the event that the Company is unable to consummate its planned asset dispositions in a manner that allows it to continue to meet its financial obligations. The letter of intent proposes for the parties to enter into an agreement to provide up to $2,000,000 in unsecured debt financing to the Company for a period of up to nine months. Other terms and conditions of the proposed facility are subject to the negotiation and documentation of a final agreement.

     If the Company is unable to obtain sufficient additional capital through the anticipated disposal of non-core and ISP assets, it may be required to seek additional capital through either equity or debt financing beyond that provided by the standby debt facility described above. There can be no assurance that such equity or debt financing will be available to the Company, or, if available, on terms or timing acceptable to the Company. Further, any additional equity financing may be dilutive to our existing shareholders and any debt financing may involve pledging some or all of our assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If the Company is unable to obtain the necessary additional capital through any of the above-described means, it may not be able to execute its Internet security business strategy and may be required to substantially reduce its ISP operations, which could have a material adverse effect on its financial condition or results of operations.

COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," effective for the year ended December 31, 1998. This statement establishes standards for the reporting and presentation of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Aside from net loss, there are no other comprehensive income items for the three- and nine-month periods ended September 30, 2000.

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

     In December 1999, the staff of the SEC issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. The Company will adopt SAB No. 101 in the quarter ended December 31, 2000 and does not expect it to have a material effect on its financial statements.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretations ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides clarification and guidance on applying Accounting Principles Board ("APB") No. 25. FIN No. 44 generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. The Company's adoption of FIN No. 44 did not have a material impact on its financial statements.



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

                                 INFORUM COMMUNICATIONS, INC.



Dated: November 20, 2000              By:    /s/ Jeffery A. Mathias
                                             ______________________________
                                      Jeffery A. Mathias, President

Dated: November 20, 2000              By:    /s/ James Maurer
                                             ______________________________
                                      James Maurer, Chief Financial Officer